Form 10QSB
period 1999-09-30
FIRST RESERVE INC
filed 1999-11-23
CIK 1060846

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to _______________

                           Commission File No. 0-28067

                               FIRST RESERVE, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

                  FLORIDA                                    86-0740730
         -------------------------------                 -------------------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)

         1360 SOUTH DIXIE HIGHWAY, CORAL GABLES, FL            33146
--------------------------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)

                                 (305) 667-8871
--------------------------------------------------------------------------------
                 Issuer's Telephone Number, Including Area Code:

--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if changed since last report)

         Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ] No

         As of September 30, 1999, 6,767,050 shares of the Registrant's Common Stock, no par value per share, were outstanding.

                      FIRST RESERVE, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB


                                                                                                               PAGE
                                                                                                               ----
                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets
                  September 30, 1999 and December 31, 1998....................................................  3

                  Condensed Consolidated Statements of Income and Accumulated Deficit
                  Three Months Ended September 30, 1999.......................................................  4

                  Condensed Consolidated Statements of Income and Accumulated Deficit
                  Nine Months Ended September 30, 1999........................................................  5

                  Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1999........................................................  6

                  Notes to Condensed Consolidated Financial Statements........................................  8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................................................... 14

Item 3.           Quantitative and Qualitative Disclosure About Market Risk................................... 18


                           PART II - OTHER INFORMATION

Item 6.           Exhibits and reports on Form 8-K............................................................ 19

Signatures.................................................................................................... 20

                                     PART I

                              FINANCIAL INFORMATION

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                September 30,           December 31,
                                                    1999                    1998
                                                -------------           ------------
             ASSETS
             ------
CURRENT ASSETS
   Cash                                            $689,773              $1,055,160
   Interest bearing deposit with bank               125,000                  -
   Receivables                                      308,286                 325,227
   Mortgage loans held for sale                     683,350                  -
   Prepaid Expenses and other                       166,967                 157,079
   Shareholders' loans receivable                    37,366                  80,000
                                                -------------           ------------
            Total current assets                  2,010,742               1,617,466
                                                -------------           ------------

PROPERTY AND EQUIPMENT
   Furniture and equipment                          746,630                 402,905
   Office equipment                                 706,489                 497,929
   Transportation Equipment                          28,102                  -
   Leasehold improvements                           801,346                  74,626
                                                -------------           ------------
                                                  2,282,567                 975,460
   Less accumulated depreciation                   (880,077)               (541,656)
                                                -------------           ------------
            Net property and equipment            1,402,490                 433,804
                                                -------------           ------------

OTHER ASSETS
   Goodwill, net                                  1,363,832                 945,834
   Deposits and other                               147,537                 126,781
                                                -------------           ------------
            Total other assets                    1,511,369               1,072,615
                                                -------------           ------------

            Total assets                         $4,924,601              $3,123,885
                                                =============           ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses           $364,999                $400,592
   Current maturities of long term debt, net
      of unamortized discount                     1,358,360                 168,871
                                                -------------           ------------
            Total current liabilities             1,723,359                 569,463

LONG TERM LIABILITIES
   Note payable, net of unamortized discount        422,974                 616,881
                                                -------------           ------------

            Total liabilities                     2,146,333               1,186,344

STOCKHOLDERS' EQUITY
   Common stock, no par value, 100,000,000
      authorized shares; 6,767,050 shares and
      6,567,050 shares issued at September 30,
      1999 and December 31, 1998, respectively;
      6,767,050 outstanding at September 30,
      1999 and December 31, 1998                  5,939,507               5,739,507
   Accumulated deficit                           (3,161,239)             (3,801,966)
                                                -------------           ------------
            Total shareholders' equity            2,778,268               1,937,541
                                                -------------           ------------


            Total liabilities and stockholders'  $4,924,601              $3,123,885
                                                =============           ============

See the accompanying notes to the condensed consolidated financial statements

                      FIRST RESERVE, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF INCOME AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                        Three months
                                                                           ended
                                                                        September 30,
                                                                            1999
                                                                        -------------
REVENUES                                                                 $6,742,950

COSTS AND EXPENSES
    Commissions, fees and other incentives                    4,334,465
    General and administrative expenses                       2,110,431
    Depreciation and amortization                                68,378
    Legal and settlements                                         5,300
                                                            -------------

            Total costs and expenses                                      6,518,574
                                                                        -------------

            Income from operations before income taxes
              and other income and expenses                                 224,376

OTHER INCOME AND EXPENSES
    Interest income                                              24,864
    Interest expense                                            (44,570)
    Other expenses                                                    0
    Gain on disposition of property and equipment                     0
                                                            -------------

            Total other income and (expenses)                               (19,706)
                                                                        -------------

            Income before income taxes                                      204,670

PROVISION FOR INCOME TAX                                                          0

            Net income                                                      204,670

ACCUMULATED DEFICIT, beginning of period                                 (3,365,909)
                                                                        -------------

ACCUMULATED DEFICIT, end of period                                      ($3,161,239)
                                                                        =============

EARNINGS PER COMMON SHARE                                                     $0.03
                                                                        =============

WEIGHTED AVERAGE COMMON SHARES                                            6,569,224
                                                                        =============

DILUTED EARNINGS PER COMMON SHARE                                             $0.03
                                                                        =============

WEIGHTED AVERAGE DILUTED COMMON SHARES                                    6,762,702
                                                                        =============

See the accompanying notes to the condensed consolidated financial statements

                      FIRST RESERVE, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF INCOME AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                        Nine months
                                                                           ended
                                                                        September 30
                                                                            1999
                                                                        -------------
REVENUES                                                                $18,598,069

COSTS AND EXPENSES
    Commissions, fees and other incentives                   12,080,062
    General and administrative expenses                       5,843,105
    Depreciation and amortization                               185,701
    Legal and settlements                                         9,300
                                                           -------------

            Total costs and expenses                                     18,118,168
                                                                        -------------

            Income from operations before income taxes
              and other income and expenses                                 479,901

OTHER INCOME AND EXPENSES
    Interest income                                              43,479
    Interest expense                                           (103,418)
    Other expenses                                               (1,600)
    Gain on disposition of property and equipment               222,365
                                                            -------------

            Total other income and (expenses)                               160,826
                                                                        -------------

            Income before income taxes                                      640,727

PROVISION FOR INCOME TAX                                                          0
                                                                        -------------

            Net income                                                      640,727

ACCUMULATED DEFICIT, beginning of period                                 (3,801,966)
                                                                        -------------

ACCUMULATED DEFICIT, end of period                                      ($3,161,239)
                                                                        =============

EARNINGS PER COMMON SHARE                                                     $0.10
                                                                        =============

WEIGHTED AVERAGE COMMON SHARES                                            6,567,783
                                                                        =============

DILUTED EARNINGS PER COMMON SHARE                                             $0.10
                                                                        =============


WEIGHTED AVERAGE DILUTED COMMON SHARES                                    6,712,792
                                                                        =============

See the accompanying notes to the condensed consolidated financial statements

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)

                                                                        Nine months
                                                                           ended
                                                                        September 30
                                                                            1999
                                                                        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                             $18,623,010
   Interest received                                             39,266
   Interest paid                                               (126,202)
   Cash paid to suppliers and employees                     (18,068,236)
   Net (increase) decrease in mortgage loans held for sale     (683,350)
   Legal and other settlements paid                            (170,488)
                                                           -------------

            Net cash  used in operating activities                         (386,000)
                                                                         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to employees                                         (8,300)
   Net increase in deposits                                     (40,292)
   Purchase of property and equipment                        (1,018,187)
   Purchase of interest bearing deposit with bank              (125,000)
   Payment for purchase of acquired company; net
        of cash recieved                                       (185,397)
   Proceeds from disposition of property and
        equipment                                               225,000
                                                             -----------

            Net cash used in investing activities                        (1,152,176)
                                                                         -----------

CASH FLOWS FROM FINANCING ACTIVITES:
   Proceeds from borrowings on loan payable                     500,000
   Net proceeds (pay downs) from line of credit                 674,289
   Payment on loan payable                                       (1,500)
                                                             -----------

            Net provided by financing activities                          1,172,789
                                                                         -----------

   Net decrease in cash                                                    (365,387)

   Cash, beginning of period                                              1,055,160
                                                                         -----------

   Cash, end of period                                                     $689,773
                                                                         ===========

See the accompanying notes to the condensed consolidated financial statements

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)

                                                                        Nine months
                                                                           ended
                                                                        September 30
                                                                        ------------
                                                                            1999
RECONCILLIATION OF NET INCOME TO NET CASH
   USED IN OPERATING ACTIVITIES:

   Net income                                                              $640,727
   Adjustments to reconcile net income to net cash
       used in operating activities:
        Depreciation                                                        135,774
        Amortization                                                         50,028
        Gain on disposition of property and equipment                      (222,365)
        Decrease in accounts receivable                                      24,941
        Increase in mortgage loans held for sale                           (683,350)
        Decrease in prepaid expenses and other assets                        51,302
        Decrease in accounts and notes (operating)
          payable and accrued expenses                                     (383,057)
                                                                        ------------


   Net cash used in operating activities                                  ($386,000)
                                                                        ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   On March 31, 1999 the Company purchased all the stock of Columbia Title of Florida, Inc. for $191,350. As a result of this merger, accounted for as a purchase, assets of $104,267, goodwill of $257,340, and liabilities of $170,257 were recorded.

   On September 30, 1999, the Company issued 200,000 shares of common stock of the Company to the former shareholders of Gerard International Realty, Inc. These shares were previously held in escrow as "contingent" shares. As a result, common stock and goodwill increased by $200,000.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of First Reserve, Inc. and Subsidiaries ("the Company") as of September 30, 1999 and December 31, 1998, and the results of their operations for the three and nine months period ended September 30, 1999, and cash flows for the nine month period ended September 30, 1999. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions to Form 10- QSB and accordingly do not include all disclosures required by generally accepted accounting principles. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements included in the Company's general registration of securities on Form 10-SB for the eleven month period ended, December 31, 1998.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the notes to consolidated financial statements included in the Company's general registration of securities on Form 10-SB for the eleven month period ended December 31, 1998.

(2) ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(3) BUSINESS COMBINATIONS

On March 31, 1999, the Company acquired all the stock of Columbia Title of Florida, Inc. ("Columbia") in a business combination accounted for as purchase. Columbia is engaged in the business of closing real estate and mortgage loan transactions, primarily in the South Florida area. Columbia has two branches, Miami and Key Largo, Florida. Under the terms of the agreement, the shareholder of Columbia (seller) received $100 for the stock of Columbia. The agreement also provided for additional consideration if the assets of the Key Largo branch were sold within ninety days of the acquisition date. If this condition was met, the seller would receive eighty-five percent (85%) of the net proceeds of the sale of the assets of the Key Largo branch. If the sale did not effectuate within the ninety days, all the assets of the Key Largo branch would be transferred back to the seller. The sale of the Key Largo branch was made within the ninety day

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(3) BUSINESS COMBINATIONS (Continued)

period. As a result, additional consideration of $191,250 for the acquisition of the stock was recorded. The total cost of the acquisition was approximately $191,350. Goodwill of approximately $257,340 resulting from this transaction is being amortized on the straight-line method over 20 years. The results of operations of Columbia are included in the condensed consolidated statement of income from March 31, 1999 to September 30, 1999.

The unaudited pro forma information for the periods set forth below give effect to the 1999 acquisition accounted for under the purchase method of accounting as if it had occurred on January 1, 1999. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had these transactions been consummated at the beginning of the periods presented:

                                                     Three Months               Nine Months
                                                        Ended                      Ended
                                                     September 3,              September 30,
                                                         1999                      1999
                                                     --------------             --------------
                  Total Revenue                      $    6,742,950             $   18,741,126
                                                     ==============             ==============

                  Net income                         $      207,885             $      623,991
                                                     ==============             ==============

                  Earnings per share
                     Basic                           $          .03             $          .10
                                                     ==============             ==============
                     Weighted average shares              6,569,224                  6,567,783
                                                     ==============             ==============

                      Diluted                        $          .03             $          .09
                                                     ==============             ==============
                     Weighted average shares              6,762,702                  6,712,792
                                                     ==============             ==============

(4) CASH HELD IN TRUST

The Company maintains separately designated Trust accounts for home buyers' earnest money, property owners, tenants and other third parties. The Company holds such funds until sold properties are closed and leases have expired and, subsequently, disburses amounts in accordance with the settlement instructions or rental management agreements. At September 30, 1999, the Company held $4,470,787 of funds in trust.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(5) MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale consist primarily of residential mortgage loans made in connection with Embassy's mortgage banking operations and are reported at the lower of cost or market value. The method used to determine this amount is the commitment price from national lenders utilizing the individual loan method. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Each loan is fully backed by a permanent loan "take-out commitment" from a national lender of residential financing. The mortgage loans are purchased by the national lender once permanent financing is secured, usually within five to twelve days of original funding.

(6) LEGAL AND OTHER SETTLEMENTS

Included in legal and other settlements amounts are costs incurred by EWM in settling various disputes arising with customers or tenants in the ordinary course of business.

(7) CONTINGENT SHARES

Under the terms of the September 30, 1998 merger agreement between the Company and Gerard International Realty, Inc. ("Gerard"), the former shareholders of Gerard would receive an additional 200,000 "contingent" shares of common stock of the Company, pending future gross commission income to be generated by the former shareholders of Gerard over a 24 month "review" period, beginning September 30, 1998. These contingent shares were previously held in escrow. Due to the contingent nature of these shares, the Company is to record them as additional purchase price upon issuance. At September 30, 1999, the former shareholders of Gerard had met the gross commission income requirements stated in the agreement and 200,000 of contingent shares were issued as common stock and valued at $1 per share. As a result, of this transaction, goodwill of $200,000 was recorded.

(8) EARNINGS PER SHARE

Basic earnings per share ("EPS") was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS were determined on the assumption that the contingent shares were exercised at the beginning of the period.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(8) EARNINGS PER SHARE (Continued)

The following is the calculation of earnings per share for the three and nine-month period ended September 30, 1999:

                                                              Three Month                Nine Month
                                                              Period Ended              Period Ended
                                                              ------------              ------------
         Earnings per share common share:
            Numerator
               Net income before extraordinary
               items applicable to common
               stockholders                                   $     204,670             $     640,727
               Extraordinary items, net                               -                          -
                                                              -------------             -------------
               Income applicable to common
                  stockholders                                $     204,670             $     640,727
                                                              =============             =============


           Denominator
              Weighted average common shares                       6,569,224                 6,567,783
                                                              ==============            ==============
                Basic earning per share                       $          .03            $          .10
                                                              ==============            ==============

Diluted earnings per share common share:

            Numerator
               Net income before extraordinary
               items applicable to common
               stockholders                                   $     204,670             $     640,727
               Extraordinary items, net                               -                          -
                                                              -------------             -------------
               Income applicable to common
                  stockholders                                $     204,670             $     640,727
                                                              =============             =============


           Denominator
              Weighted average common shares                       6,762,702                 6,712,792
                                                              ==============            ==============
                Basic earning per share                       $          .03            $          .10
                                                              ==============            ==============

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(8) EARNINGS PER SHARE (Continued)

Options to purchase 500,000 shares of common stock at $3.00 per share and 500,000 shares of common stock at $3.50 per share were outstanding for the three and nine-month period ended September 30, 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on August 31, 2003, were still outstanding at the end of the three and nine-month period ending September 30, 1999.

(9) BUSINESS SEGMENT INFORMATION

Financial Accounting Standards Board Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, requires companies to report information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and on assessing performance. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different product services. The following information is provided in accordance with the requirement of this statement.

         The Company's operations are principally managed on a product services basis and are comprised of three reportable segments: Esslinger, Wooten and Maxwell, Inc. "EWM", Embassy Financial Services, Inc. "Embassy" and Columbia Title of Florida, Inc. "Columbia". EWM's product services consists of residential and commercial real estate brokerage. Embassy's product services have been in the capacity of a mortgage lender in the South Florida area, specializing in conventional, FHA and VA mortgages. Columbia's product has been in the capacity of a title company. Revenue, net income and identifiable assets for these segments are as follows:

Three month period ended September 30, 1999:

                Esslinger,           Embassy              Columbia
                Wooten,             Financial             Title of            First
                Maxwell, Inc.      Services, Inc.        Florida, Inc.     Reserve, Inc         Total
                -------------      --------------        -------------   --------------    ----------------
Revenue         $ 6,279,565            $322,655               $140,730      $       0        $ 6,742,950
Net income
   (loss)       $   358,646            $ 30,392              $(46,328)      $(138,040)       $   204,670
Identifiable
   assets at
   Period end   $ 3,069,144            $998,978               $589,392      $  267,087       $ 4,924,601

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(9) BUSINESS SEGMENT INFORMATION (Continued)

Nine month period ended September 30, 1999:

                Esslinger,           Embassy               Columbia
                Wooten,             Financial              Title of          First
                Maxwell, Inc.      Services, Inc.        Florida, Inc.    Reserve, Inc.         Total
Revenue         $17,414,145            $899,801               $283,471      $     652        $18,598,069
Net income
   (loss)       $   779,768            $ 27,672               $163,493      $(330,206)       $   640,727
Identifiable
   assets at
   Period end   $ 3,069,144            $998,978               $589,392      $  267,087       $ 4,924,601

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  The results here are not necessarily representative of the results that may be expected in any future period.

RESULTS OF OPERATIONS

         Revenues for the nine-month period ended September 30, 1999, were approximately $18.6 million; financial information for the comparable interim period in 1998 are not available. $17.4 million of the total revenue amount was generated by realty operations. 1999 revenues reflect an increase in residential real estate sales activity in our primary existing market (Miami-Dade County, Florida). In addition, this nine-month period reflects the inclusion of the operations of the Byrne- Rinehart & Co. and Gerard International Realty, Inc., both of which were acquired in 1998. In addition, beginning in June 1999, the Company opened a permanent office in Plantation, Florida (Broward County); the Broward County operation began to contribute material revenues in the third quarter of 1999. The volume of our mortgage brokerage operations also increased approximately 20% from 1998 levels, and for the third quarter of 1999, the operating results of Columbia Title of Florida, Inc. have been included.

         OPERATING EXPENSES. Operating expenses for the nine-month period ended September 30, 1999, were approximately $18.1 million. The significant components of our operating expenses are: commissions to real estate associates, officer and staff salaries, office rental costs, advertising expenses, promotional expenses and insurance. Our operating expenses also increased as a result of the pre-opening costs associated with the relocation of our Miami Beach office in March, 1999, and the creation of the Plantation, Florida office, which opened in June, 1999. During this nine-month period, the Company had significant professional expenses associated with its efforts to become a reporting company under the Securities Exchange Act of 1934.

         INTEREST INCOME AND EXPENSE. During the first nine months of 1999 we had a total interest expense of approximately $103,000 which was associated with three borrowings, one of which was the warehouse line of credit for the mortgage brokerage operations. Interest income was approximately $43,500, earned on available cash balances and from mortgage brokerage operations.

         INCOME. We had income of approximately $640,727; however, there was no income tax on this amount because of available "net operating losses." Our income from operations was generated principally from the realty services (brokerage commissions) and, to a lesser extent, from mortgage brokerage services. Our title insurance operations (Columbia Title) was not profitable during the second or third quarters of 1999. The sale of certain assets associated with Columbia Title generated a significant gain; however, as part of an agreement made with the seller of Columbia Title, additional consideration equal to 85% of the net proceeds from the sale of these assets were paid to the seller. See Note 3 to Consolidated Financial Statements for a detailed description of this transaction.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents at September 30, 1999 were $689,773 and $1,055,160 at December 31, 1998. Cash used for operating activities for the first nine months of 1999 was required primarily for the start-up expenses of the new Plantation office and for an increase in mortgage loans held for sale, which were funded by the Company's mortgage warehouse line of credit (described below).

The bulk of cash used for investing activities (approximately $1.05 million) represented expenditures for property leasehold improvements and for office furniture and equipment associated with the relocation of the Miami Beach office, the opening of the Plantation office, and the refurbishment of the offices of our recently-acquired title company.

We signed a lease for a second Broward County office in the Weston area, which is expected to open in the first quarter of 2000. This Weston office, together with the Plantation office, will allow us to support approximately 120 sales agents in Broward County. Currently, we have approximately 40 licensed agents working in Broward County, all of whom joined us in 1999.

At September 30, 1999, we had outstanding short-term debt of approximately $1.36 million due in 2000. Of this debt, $683,350 is the borrowings under the warehouse line of credit (described below), and is offset by mortgage loans receivable, which are routinely repaid upon the packaging and resale of the mortgages in the secondary market. The remaining $675,000 is expected to be paid from operating cash and/or short-term borrowings. The outstanding long-term indebtness is an obligation of $423,000, which is being reduced annually over the next three years.

We have a warehouse line of credit from a local financial institution in the amount of $1.8 million which is used to fund loans made in connection with our mortgage banking operations. Each warehouse loan is fully-backed, prior to funding by us, by a permanent loan take out commitment from a national lender of residential financing. This significantly links the risk associated with borrowing against the warehouse line of credit. The availablilty of this borrowing has enhanced the profitability of these "packaged" mortgage loans, due to the more favorable pricing being offered by the national lenders for closed mortgage loan packages.

In the second quarter of 1999, we acquired Columbia Title, a 37-year old title and closing services company for approximately $191,000 in cash on April 1, 1999. We believe there is a great deal of synergy among our three operating units, and we believe that the ability to market the services of all three operations (realty services, mortgage brokerage and title insurance) to the buyers and sellers of real estate will provide substantial increases in our volume in the year 2000. Based upon revenues through the first nine months of 1999, the annual gross revenue for 1999 is estimated to be approximately $25 million, and the total value of real estate transactions in which we participate during 1999 is expected to be $850 million.

We believe that our cash flow from operations combined with its ability to borrow funds will be adequate to fund continuing operations. We expect to continue to expand its existing business in the South Florida market through the opening and acquisition of new offices in South Florida. In order to fund this expansion, we may borrow additional monies from financial institutions or other third-party sources. In addition, we may from time-to-time sell equity to raise additional working capital. Using these available sources, as well as internally generated cash, we expect to have sufficient funds to satisfy our working capital needs for the immediate future.

         SEASONALITY. The Company's operations are principally based on the residential real estate market in South Florida (Miami-Dade and Broward Counties). Historically, this market has been seasonal with generally higher sales in the second and third fiscal quarters (July-December). Therefore, the results of any interim period is not necessarily indicative of the results that might be expected during a full fiscal year.

YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code filed and cannot distinguish 21st Century dates from 20th Century dates. These date code fields will need to distinguish 21st Century dates from 20th Century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. We have made certain adjustments to our equipment and software, including equipment purchases over the last two years, in order to make our systems Year 2000 complaint. We have not incurred material costs to date in this regard, and currently do not believe the cost of additional actions will have a material effect on our results of operations or financial condition. We currently believe that our systems are Year 2000 compliant in all material respects; however, our current systems may contain undetected errors or defects which with Year 2000 date functions that may result in material costs.

         Currently, all of our associated financial institutions (100%) and its significant software vendors (90%) have indicated Year 2000 compliance. Our remaining vendors and suppliers (approximately 10%) have either indicated compliance or will be compliant by October 1, 1999. We have not received notice from any of its vendors, suppliers or associated financial institutions indicating that they are not currently compliant or will not be compliant in the next 30 days.

         As of the present date, we have contacted all of our major suppliers, vendors and financial institutions in order to ascertain their Year 2000 compliance. All of our software vendors, including GEAC Interrealty (multiple listing service computer system) are Year 2000 compliant and have supplied us with compliance statements attesting to such compliance. Our primary financial institution, has had a Year 2000 Committee working on compliance issues since 1997, and it has been testing its systems throughout 1999 and has ensured us of its compliance. Additionally, the financial institution keeps backup records for all of its account transactions allowing the bank to identify and correct errors due to a computer failure. One of our software vendors, REAL/Easy, has recently introduced a new Year 2000 version of its real estate software. REAL/Easy has notified us to upgrade its software in order to avoid any loss in data and to ensure the accuracy of our reports. Adobe Systems, which provides us software, has informed us that its current products are Year 2000 compliant and that we should upgrade to current versions. Finally, GEAC/Interrealty, which supplies us with its multiple listing service software and operating system, has informed the Company that its current products are Year 2000 compliant.

         Our copy machines are Year 2000 compliant (we have received a compliance statement from Xerox). In addition, our alarm systems are in compliance. The telephone systems in our Broward and Miami Beach offices are Year 2000 compliant. Year 2000 modifications for the telephone systems in our other offices are currently being made and letters of compliance will be forthcoming upon the completion of these tasks.

         Our worst case Year 2000 scenario would be a computer systems failure which adversely affects the multiple listing services. Although we do not anticipate such a failure, we are prepared to carry on our operations in the traditional manner of referrals and word of mouth promotion of our services.

         We do not foresee any problems with our systems arising from the Year 2000 issue. However, in the event that any system does fail, we have established and maintain a paper backup of any and all relevant information including multiple listing service information, bank accounts and production reports. This backup system will allow us to recover any vital information that is lost in the case of a failure in its computer systems. In addition, we have a back up telephone system which we have used in the past when there have been telephone system failures.

FORWARD LOOKING STATEMENTS

         From time to time, we make statements about our future results in this Form 10-QSB that may constitute "forward-looking statements" within the meaning of the Private Securities litigation Reform Act of 1995. These statements include, but are not limited to, statements in the Management's Discussion and Analysis (above) regarding the opening of our Westin office and the expansion of our business in Broward County, Florida our anticipated revenues for 1999, the expected aggregate value of real estate transactions we handled in 1999, as well as the anticipated synergies among our three operating units, are based on our current expectations and the current economic environment. We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Our actual results could differ materially form those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ material from those in the forward-looking statements, include, but are not limited to: (i) the continued growth in the residential real estate market in South Florida including the successful increase in operation; (ii) the operations at our recently-acquired title company becoming profitable; (iii) the increased profitability of our mortgage brokerage business; (iv) the general availability of home mortgage financing at favorable rates; (v) continued positive economic climate in the United States;
(vi) competition in our existing lines of business; and (vii) our ability to obtain and maintain working capital, whether internally generated or from financing sources (on acceptable terms) in order to finance our growth strategy.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Our operations are exclusively related to real estate transactions (primarily residential), and as a result our business is affected by interest rate fluctuations. Other than promptly reselling all of the mortgages generated by our mortgage brokerage operations, we do not engage in any direct efforts to manage this interest rate risk. We do not invest material amounts in market rate sensitive instruments.

                                     PART II
                                OTHER INFORMATION

Item 6 - Exhibits and Form 8-K

         A. Exhibits

            27.1 Financial Data Schedule

         B. Form 8-K
            None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Registrant

Date:  November 22, 1999                  FIRST RESERVE, INC.


                                          By: /s/ Ronald A. Shuffield
                                             -----------------------------------
                                             Ronald A. Shuffield, President and
                                             Principal Financial Officer

                                 EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------

  27.1        Financial Data Schedule