Form 10KSB
period 1999-12-31
FIRST RESERVE INC
filed 2000-04-14
CIK 1060846

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED}
   FOR THE TRANSITION PERIOD FROM __________________ TO ______________________

                         COMMISSION FILE NUMBER: 0-26087

                               FIRST RESERVE, INC.
             (Exact name of registrant as specified in its charter)

                 FLORIDA                                         86-0740730
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

        1360 South Dixie Highway                                   33146
          Coral Gables, Florida                                 (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (305) 667-8871

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year are $25,908,304.

The number of shares of Common Stock of the registrant outstanding as of March 30, 2000 is 6,767,050.

         Documents Incorporated by Reference

         Portions of the proxy statement for the annual shareholders meeting to be held in 2000 are incorporated by reference into Part III. Portions of the registration statement on Form 10-SB/A, filed with the SEC on September 13, 1999, are incorporated by reference into Part III, Item 13.

                               FIRST RESERVE, INC.

                                TABLE OF CONTENTS

                                                                                                              Page
                                     PART I
Item 1.          Business ............................................................................         1
Item 2.          Properties  .........................................................................         6
Item 3.          Legal  Proceedings  .................................................................         7
Item 4.          Submission  of Matters to a Vote of Security  Holders ...............................         7

                                     PART II

Item 5.          Market for Registrant's Common Stock Equity and Related Stockholder
                 Matters .............................................................................         7
Item 6.          Management's Discussion and Analysis of Financial Condition and
                 Results of  Operations ..............................................................         7
Item 7.          Financial  Statements and Supplementary  Data .......................................         9
Item 8.          Changes in and Disagreements with Accountants on Accounting
                      and Financial  Disclosures .....................................................         9

                                    PART III

Item 9.          Directors,  Executive  Officers and Control Persons of the Registrant ...............         9
Item 10.         Executive  Compensation .............................................................         9
Item 11.         Security  Ownership of Certain  Beneficial  Owners and Management ...................         9
Item 12.         Certain  Relationships and Related Transactions .....................................         9
Item 13.         Exhibits,  Financial Statement Schedules, and Reports on Form 8-K ...................         9


                                     PART I

ITEM 1.    BUSINESS

GENERAL

First Reserve, Inc. (the "Company" or "Registrant") is a holding company whose primary operations are through Esslinger-Wooten-Maxwell, Inc. ("EWM"), a wholly-owned subsidiary, and a general real estate brokerage firm. EWM was originally founded in 1964. Allen C. Harper and Ronald A. Shuffield, the current principals of the Company, purchased EWM in April 1984 through First Reserve, Inc., a Florida corporation ("First Reserve Florida"), which was established for the purpose of acquiring EWM. First Reserve Florida was a holding company that wholly-owned EWM along with certain other related entities, including Embassy Financial Services, Inc. ("Embassy"), a licensed residential mortgage lender that originates loans in an agency capacity on behalf of other mortgage lenders and Columbia Title of Florida, Inc., a full service title insurance and real estate closing company.

HISTORY

The Company was organized under the laws of the State of Arizona on September 7, 1993 under the name El Squared, Inc. On August 31, 1994, El Squared, Inc. changed its name to Phoenix Financial Reporting Group, Inc. ("PFRG"). On February 2, 1998, PFRG changed its name to First Reserve, Inc. On June 17, 1998, the Company transferred its domicile from Arizona to Florida, effectively becoming a Florida corporation. Our headquarters is located at 1360 South Dixie Highway, Coral Gables, Florida 33146. Our telephone number is (305) 667-8871 and the fax number is (305) 667-0781.

Pursuant to a Stock Purchase Agreement dated January 7, 1998, certain shareholders of First Reserve Florida acquired 83.3% of the total shares of common stock (5,000,000 shares) of PFRG, a public holding company with no operations. The PFRG shares were acquired from four different shareholders for an aggregate purchase price of $80,000. The remaining 1,000,000 shares of PFRG common stock were owned by 219 shareholders that owned shares in PFRG prior to the consummation of the Stock Purchase Agreement. By acquiring 83.3% of PFRG, the shareholders of First Reserve Florida acquired control of PFRG.

Subsequent to the above-described acquisition, the shareholders of PFRG voted to change the name of PFRG to First Reserve, Inc. and the Company issued additional shares of common stock. In addition, pursuant to an Agreement of Tax-Free Reorganization (the "Exchange Merger Agreement"), the shareholders of First Reserve Florida and the shareholders of Embassy exchanged all of the shares of common stock of First Reserve Florida and Embassy respectively, for shares of the Company's common stock, with the result being that First Reserve Florida and Embassy became wholly-owned subsidiaries of PFRG. This exchange was intended to qualify as a tax-free reorganization pursuant to Section 351 of the Internal Revenue Code of 1986, as amended. After the completion of the share exchange, First Reserve Florida was merged into the Company and all the assets of First Reserve Florida became assets of the Company.

Effective May 1, 1998, EWM acquired Byrne-Rinehart & Co. ("Byrne"), a Miami, Florida real estate brokerage operation. The acquisition was consummated through a merger pursuant to a Plan of Reorganization and Merger Agreement dated as of May 1, 1998 (the "Byrne Merger Agreement"). Pursuant to the Byrne Merger Agreement, Byrne merged with and into EWM, with EWM being the surviving corporation. The merger was structured as a reorganization to comply with the terms of Section 368(a)(2)(D) of the Internal Revenue Code of 1986, as amended.

Under the terms of the Byrne Merger Agreement, all of the shares of common stock of Byrne were converted into and exchanged for an aggregate of 400,000 shares of common stock of the Company and $300,000 cash. In connection with the merger, Thomas E. Byrne was hired as President of EWM's Commercial Sales Division pursuant to a three-year employment agreement and the sales associates of Byrne were retained by EWM. As of May 1, 1998, all of Byrne's pending real estate transactions have been administered by EWM and EWM is entitled to the brokerage proceeds therefrom.

Effective September 30, 1998, EWM acquired Gerard International Realty, Inc. ("Gerard"), a Miami Beach, Florida real estate brokerage operation. The acquisition was consummated through a merger pursuant to a Plan of Reorganization and Merger Agreement dated as of September 30, 1998 (the "Gerard Merger Agreement"). Pursuant to the Gerard Merger Agreement, Gerard merged with and into EWM, with EWM being the surviving corporation. The merger was structured as a reorganization to comply with the terms of Section 368(a)(2)(D) of the Internal Revenue Code of 1986, as amended.

Under the terms of the Gerard Merger Agreement, all of the shares of common stock of Gerard were converted into and exchanged for up to 500,000 shares of the Company, in the ratio of (i) 3,000 shares of the Company's Common Stock for each share of Gerard Common Stock and (ii) 2,000 shares of the Company's Common Stock for each share of Gerard common stock, which shall be subject to and released from escrow in accordance with the terms and conditions set forth in the Gerard Merger Agreement.

OPERATIONS

Our primary operations are conducted through Esslinger-Wooten-Maxwell, Inc., our wholly-owned subsidiary. EWM is a Florida licensed real estate brokerage firm with five offices, which engages approximately 400 sales associates and support staff, in Miami-Dade and Broward Counties. In 1999, EWM closed 2,940 real estate sale transactions and 600 rental transactions having a gross dollar value of $861,000,000. The average home price was $274,504.

EWM is member of the Realtor Association of Greater Miami and the Beaches, the Realtor Association of Dade County, the Realtor Association of Greater Ft. Lauderdale and the Florida Keys Association of Realtors. We offer our services in six southern Florida locations. EWM operates from offices located in Coral Gables/Coconut Grove, South Miami, Miami Beach, Pinecrest/Palmetto area of Miami-Dade County, Florida, and Plantation and Weston, Broward County Florida. EWM provides the following services:

                               /bullet/        Residential Brokerage
                               /bullet/        Commercial Brokerage
                               /bullet/        Relocation
                               /bullet/        Property Management and Leasing
                               /bullet/        International Brokerage
                               /bullet/        Business Brokerage

EWM expanded into Broward County by opening an office in Plantation in February, 1999. We believe that this expansion will allow EWM to take advantage of the burgeoning growth in the residential real estate market in Broward as well as the much sought after relocation transferee market. A second Broward County location in Weston, Florida is expected to open in April, 2000.

RESIDENTIAL BROKERAGE

EWM acts as a broker or agent in residential real estate transactions. EWM markets homes in every price range throughout Miami-Dade County, with a market niche in luxury properties (over $500,000).

All customers who list their property for sale with EWM must sign an Exclusive Right of Sale Listing Agreement, which provides that EWM shall be the exclusive sales agent for a set period of time. Our residential brokerage services offered to sellers of real estate include:

         /bullet/ Pricing a property based on market knowledge and current research
         /bullet/ Individualized marketing program for each property
         /bullet/ Preparation of Seller's Net Sheet, setting forth costs of sale and net profit estimates upon closing
         /bullet/ Suggestions for preparing a property for sale
         /bullet/ Appointment options

         /bullet/ Inclusion of all properties in the computerized South Florida
                  Regional Multiple Listing System
         /bullet/ Pre-qualifying of potential buyers' ability to purchase /bullet/ General advice and assistance in preparing forms and attending closing of transaction
         /bullet/ Negotiating the terms and conditions of the sales and purchase contract
         /bullet/ Conducting "open houses" for properties
         /bullet/ Obtaining tenants

In exchange for these services, the customer pays our commission which is typically fixed at 6% of the sales price, of which 3% is paid to the "listing" broker and 3% is paid to the "selling" broker, which amounts are then divided between the Company and the participating sales associate.

EWM assists buyers of real estate by providing the following services:

         /bullet/ Locating a property that meets personal and financial objectives
         /bullet/ Showing the buyer properties
         /bullet/ Assistance with inspections, repairs, and obtaining appraisals, etc.
         /bullet/ Negotiating the terms and conditions of the sales and purchase contract
         /bullet/ Assisting the buyer in preparing for and attending closing of transactions.

In exchange for these services, the customer pays to us our commission which is also generally fixed at 6% of the sales price. This commission is usually, with the consent of the listing broker, i.e., the seller's broker, deducted from and payable out of, the commission payable to such listing broker.

The agreement usually executed by the customer (the buyer/seller) of residential real estate is the form Contract for Sale and Purchase that is approved by the Florida Association of Realtors and the Florida Bar and is customarily used in the State of Florida. Under Florida real estate law, EWM does not represent the buyer or seller directly, but rather operates as a "transaction" broker.

COMMERCIAL BROKERAGE

EWM's commercial brokerage services provide specialized services to third parties, including financial institutions, investors, developers and landowners. EWM's services include but are not limited to:

         /bullet/ Commercial Sales and Leasing
         /bullet/ Property Owner Representation
         /bullet/ Tenant Representation
         /bullet/ Corporate Relocations
         /bullet/ Project Management
         /bullet/ Market Surveys
         /bullet/ Project Feasibilities
         /bullet/ Computer Financial Models
         /bullet/ Construction and Permanent Loan Packaging
         /bullet/ Land Acquisition and Assemblage
         /bullet/ Workouts of Challenging Properties
         /bullet/ Real Estate Consulting

RELOCATION

EWM has an extensive corporate relocation division, specializing in corporate relocations. EWM is affiliated with several of the industry's largest relocation networks. In particular, EWM maintains a Strategic Alliance Agreement with the Cendant Mobility Relocation Network (successor to PHH Relocation Network) ("Cendant"), which we believe is the nation's largest relocation organization, and provides EWM with membership in Cendant's nationwide network of over 360 other suppliers of relocation services.

We believe the South Florida area is strongly positioned for corporate relocations. The area serves as a hub of domestic and international business. Because of the favorable geographic location of Miami-Dade County, coupled with its trained commercial and industrial labor force, many Fortune 500 companies have a Latin American and Caribbean base in Miami. According to Miami-Dade County statistics obtained from the Miami-Dade County Beacon Council (the county's economic development council), in Coral Gables, Florida (our main office location) the following corporations have operations: Disney, Texaco West Africa/Latin America, Hilton Hotel-International, Apple Computer and IBM. In addition, such major corporations as Burger King, Borden and Eastman Kodak have significant South Florida operations. In order to capitalize on the growing need to assist international executives, EWM has a division devoted solely to assisting relocating executives.

The services that EWM provides in connection with corporate relocations includes, but is not limited to, sales and marketing of a transferred employee's existing properties, assisting relocated employees in finding new properties, education and school placement counseling, rental assistance, area tours, short-term housing, financial service assistance, mortgage prequalification, assistance with coordination of moving personal property, and personal and repair service professionals, including a list of pre-qualified baby sitters, interior design consultants and home repair specialists.

A referral fee equal to 25 % to 30% of the gross listing or selling commission received by EWM is paid to the referring party for any business referred to EWM. All outgoing referral fees earned by EWM are split between the referring associate and the Company. All outgoing referrals must be placed through the Relocation Network.

PROPERTY MANAGEMENT

The Property Management Division of EWM serves as an agent for the property owner, overseeing all facets of the leasing and management process, including customary landlord activities.

EWM provides property management for single family homes, condominiums, and apartment complexes. Specific property management services include:

         /bullet/ Collecting rent
         /bullet/ Accounting and bookkeeping services
         /bullet/ Regular property inspections
         /bullet/ Coordination of regular maintenance (lawn pool, service contracts, etc.)
         /bullet/ Contract work (paint, repairs, etc.)
         /bullet/ Customer services for tenants
         /bullet/ Consistent owner contact
         /bullet/ Showing rental properties to prospective tenants.

MARKET

The rate of home sales in Miami-Dade County, Florida for 1999 showed a marked improvement over 1998. Analysts believe that strong consumer confidence, low interest rates, weak inflation and gains from a surging stock market should continue to lead to a very strong real estate market in South Florida for the year 2000, with new and existing home sales to increase at a rate slightly higher than the national average.

According to MLS data, there were 20,168 existing home sales in Miami-Dade County in 1999, compared to 18,480 in 1998 representing a 9.1% increase in sales for 1999.

While homes under $200,000 accounted for 80% of all homes sold in Miami-Dade County in 1999, luxury homes continue to sell well in the region. In the past year, EWM was involved in 18% of the home sale transactions in

Miami-Dade County through the MLS in the price range over $500,000.

MARKETING

We intend to undertake an aggressive growth strategy by acquiring local brokerage operations throughout Florida to increase market presence, sales volume and our geographic base. We intend to continue our expansion of our mortgage brokerage services and title company services across Southeast Florida.

The Company's services are marketed in a variety of outlets throughout South Florida. EWM's marketing efforts include, without limitation, advertising in all major newspapers, full-color magazine pictorials, targeted mailings, press releases and inclusion of all properties in the county-wide Multiple Listing Systems. EWM targets new sellers and buyers of its properties by placing advertisements for its properties in each Sunday's MIAMI HERALD REAL ESTATE GUIDE. Further, EWM places a monthly pictorial centerfold and back cover of advertising in Harmon's Real Estate Market Magazine, an industry magazine published monthly and widely distributed throughout South Florida. Further, EWM mails its "Open House Sundays" literature monthly to over 77,000 potential customers and its "Crown Collection" quarterly mailer to approximately 30,000 potential customers, which features homes priced in excess of $500,000. EWM provides its associates with advertising dollar value credits, based on their property's sales price, for use in various advertising means.

In addition to the above described traditional avenues of sales and marketing, we and our executives and associates are extremely active members of the community. EWM is a sponsor of such South Florida charities as the American Red Cross, Miami Opera, United Way, Junior Orange Bowl, Junior Achievement, the College Assistance Program and the local arts and crafts festivals, just to name a few. Further, EWM is a member of all local Chambers of Commerce, and is a trustee for chambers in Miami, Coral Gables, Homestead, Ft. Lauderdale, Florida and is a member of the University of Miami Citizens Board.

COMPETITION

All of the businesses in which we are engaged are highly competitive, especially residential real estate brokerage services. Many of our competitors, in particular affiliated with franchising organizations, have substantially greater financial resources than the Company. Many of our competitors are also undertaking a growth strategy. EWM moved into the number two position (from number three in 1998) in total dollar sales of transactions for Miami-Dade County for homes in excess of $200,000. Further, EWM was first in the total units of sales in Miami-Dade County, based upon South Florida Multiple Listing Service date. Even though we believe that our ability to specialize in higher-priced properties, the quality of our services and our knowledge of and relative strength in the South Florida market position us well with our competitors, the substantial amount of competition is expected to continue, which may have an adverse affect on our operations.

EWM believes it has a higher average sales price than that of its major competitors. Its average residential sales price substantially exceeds the average sales prices in Miami-Dade County. EWM sales for 1999 including all residential, commercial and rentals from existing operations and acquisitions and newly opened offices was approximately $861,000,000, a 17.5% increase from 1998. The total number of residential transactions closed for 1999 was 2,943.

ECONOMIC FACTORS

Our operations are directly dependent on the South Florida economy in general, and the South Florida real estate market in particular. South Florida's real estate market has been historically cyclical. Downturns in South Florida's economy will likely have adverse affects on our business and operations.

REGULATORY ISSUES

Our operations are subject to various federal, state and local laws and regulations. EWM is licensed by the State of Florida Department of Business and Professional Regulation to sell real estate in the State of Florida. In addition, each of our real estate associates must be licensed with the State of Florida Department of Business and Professional Regulation as a real estate broker or real estate sales agent. The licenses must be updated every two years by passing an administered examination. We have made, and will continue to make, expenditures to comply with such laws and regulations. We believe that our operations are in compliance with all applicable material laws and regulations. We do not believe that any laws or regulations currently in existence, or, to the best of our knowledge any laws which are being proposed or contemplated, will have an adverse affect on our financial condition or our operations.

The subsequent adoption or modification of state and local laws and regulations imposing environmental controls, disclosure rules, zoning and other land use restrictions may materially and adversely affect the marketability of real estate, which would likely have a negative effect on our financial condition and our operations. Additionally, there are various licensing requirements imposed on us and our sales associates. While based on our experiences to date, the cost of compliance has not had, and is not expected to have, a material effect on our operations, changes in laws and regulations may give rise to additional compliance costs that could have a material adverse effect on such operations. Further, licenses may be revoked for a variety of reasons, including the violation of regulations and the failure to maintain certain financial requirements. Revocation of licenses would also have material and adverse affect on our operations.

EMPLOYEES

As of December 31, 1999, we employ 48 persons full time as support staff and engage 425 persons as sales associates. Of the sales associates, 175 are based in our Coral Gables office, 85 are based in our Pinecrest/Palmetto office, 55 are based in our South Miami office, 60 are based in our Miami Beach office and 45 are based in our Plantation office. These associates have an active real estate license, but merely refer listings to us in return for a fee. All sales associates are independent contractors rather than our , which is a standard structure in the real estate brokerage industry. We require that each associate sign an Independent Contractor Status Agreement that is a Florida Association of Realtors standard form.

All of our sales associates are paid by commission solely on the basis of closed sales transactions. Typically, the share of a total commission is split evenly between the listing broker and the selling broker, with each broker entitled to a commission of approximately 3% of the property sales price for residential listings and 5% for commercial, business brokerage and rental listings. Approximately 40% of EWM sales are "in-house," where EWM represents both the buyer and seller and therefore receives the full brokerage commission.

REPORTS TO SECURITY HOLDERS

We intend to provide all of our shareholders with an annual report of our operations, including audited financial statements, for the 12 month period ended December 31, 1999.

The public may read and copy any materials that we have on file with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling SEC at 1-800-SEC-0330.

ITEM 2.    PROPERTIES

Our facilities consist of six offices: (1) 11,930 square feet leased at the Issuer's principal office at 1360 S. Dixie Highway, Coral Gables, Florida 33146;
(2) 7,468 square feet leased at 12651 S. Dixie Highway, Miami, Florida 33156;
(3) 5,000 square feet leased at 419 Arthur Godfrey Road, Miami Beach, Florida 33140; (4) 5,000 square feet leased office at 6150 S.W. 76 Street, South Miami, Florida; (5) 6,400 square feet leased at 8500 West Broward Boulevard, Plantation, Florida 33324; and (6) 5,600 square feet to be opened in April 2000 at 4410 Weston Road, Weston, Florida.

ITEM 3.    LEGAL PROCEEDINGS

We are currently not a party to any material litigation which is not incidental to the ordinary course of our business and operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is not currently quoted on any national exchange or other public trading market.

There were 179 shareholders of record of our Common Stock on December 31, 1999.

We have not paid any dividends on our Common Stock and intend to retain all earnings for use in our operations and to finance the development and the expansion of our business. We do not anticipate paying any dividends on the Common Stock in the foreseeable future. The payment of dividends is within the discretion of the our Board of Directors. Any future decision with respect to dividends will depend on future earnings, future capital needs and the registrant's operating and financial condition, among other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the Consolidated Financial Statements of First Reserve, Inc. and subsidiaries, as of December 31, 1999, and the related notes to the Consolidated Financial Statements, along with the Consolidated Financial Statements of First Reserve, Inc. and subsidiaries as of December 31, 1998, and the related Notes to Consolidated Financial Statements. The Company's Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States and have been audited by the Company's independent accountants.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to the continuing operations of the Company.

RESULTS OF OPERATIONS

REVENUES. The Company's revenues increased approximately 52.2% for the year ended December 31, 1999, over those for the 11-month period ended December 31, 1998. The increase is partially attributable to the fact that the 1999 reporting period was a period of 12 months while the 1998 reporting period was 11 months. Approximately $1,164,500 of the increase in revenues is attributable to the opening of a new real estate office in Plantation, Florida in February, 1999 and the acquisition of Columbia Title of Florida, Inc. in April, 1999. The % increase resulted from the following sources: (i) new Plantation office (6.7%);
(ii) Columbia Title acquisition (2.99%); (iii) existing sales offices (42.2%); and (iv) Mortgage Company operations (0.4%).

OPERATING EXPENSES. Operating expenses increased to approximately $25.56 million for the year ended December 31, 1999 versus $16.88 million for the 11-month period ended December 31, 1998. The significant components of the Company's operating expenses are: commissions to real estate associates (67%), officer and staff salaries (12.5%), office rental costs (4.1%), advertising expenses (4.5%), promotional expenses (0.8%) and insurance (1.0%). The Company's operating expenses also increased as a result of costs incurred by the Company in connection with the acquisition of two residential real estate companies, the acquisition of a title company and the pre-opening costs associated with the creation of its two Broward County sales offices.

INTEREST. Interest income increased from approximately $14,000 for the 11-month period ended December 31, 1998 to approximately $56,000 for the year ended December 31, 1999 primarily due to higher average daily balances of cash.

PRE-TAX INCOME FROM CONTINUING OPERATIONS AND NET INCOME. The Company had pre-tax income from operations of approximately $345,000 for the year ended December 31, 1999 as compared to pre-tax income of approximately $134,000 for the 11-month period ended December 31, 1998. This increase in pre-tax profit from continuing operations resulted primarily from increased residential sales offset by the payment of prior year's settlement.

LIQUIDITY AND CAPITAL RESOURCES

The Company used approximately $593,000 in cash for operating activities for the year ended December 31, 1999. This was primarily due to an increase in the amount of commissions and management fees paid and a significant increase in mortgage loans held for sale.

Cash used for investing activities was approximately $1,050,000 for the year ended December 31, 1999, primarily attributable to the purchase of property and equipment, the purchase of certain businesses acquired by the Company and the purchase of an interest bearing deposit during this period.

Cash provided from financing activities was approximately $1,315,000 for the year ended December 31, 1999, principally due to the net proceeds received from loans payable and from the Company's line of credit.

At December 31, 1999, the Company had long term notes payable of approximately $930,826. The Company has a $1.8 million "warehouse" line of credit to fund loans to be made in connection with its mortgage banking operations. Each "warehouse" loan is fully backed by a permanent loan "take-out" commitment from a national lender of residential financing. As of December 31, 1999 the balance of this "warehouse" line of credit was approximately $820,680 with a corresponding asset of "mortgage loans held for sale" of $830,620. Additional current debt due in 1999 was approximately $190,700.

At December 31, 1999, the Company had shareholder equity of approximately $2,693,000. For the year ended December 31, 1999 the Company's net working capital (current assets minus current liabilities) decreased to approximately $875,175 from approximately $1,048,000 for the 11-month period ended December 31, 1998, primarily as a result of a significant increase in current maturities of long term debt. The Company believes its current working capital will be sufficient to support its presently-contemplated strategy for the next 12 months.

The Company's first new office in Broward County was completed on June 1, 1999. Another Broward County location in Weston, Florida is anticipated to open in April, 2000. The Company anticipates that these offices will increase opportunities to substantially increase sales. The Company's temporary Broward County office has generated an annualized volume of approximately $115,000,000 of sales through the end of March, 2000. The company acquired Columbia Title of Florida, Inc., a 37 year old title insurance business, for approximately $191,000 in cash in April, 1999. The Company believes this title business will be profitable during 2000, and will contribute to the cash flow of the Company's overall operations.

SEASONALITY

The Company's operations are principally based on the residential real estate market in South Florida. These markets have historically been seasonal with generally higher sales in the second and third fiscal quarters. Therefore, the results of any interim period is not necessarily indicative of the results that might be expected during a full fiscal year.

FORWARD LOOKING STATEMENTS

From time to time, we make statements about our future results in this Form 10-KSB that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to: (i) the continued growth in the residential real estate market in South Florida; (ii) the general availability of home mortgage financing at favorable rates; (iii) continued positive economic climate in the United States; (iv) competition in our existing lines of business; and (v) our ability to obtain and maintain working capital, whether internally generated or from financing sources (on acceptable terms) in order to finance our growth strategy.

ITEM 7.    FINANCIAL STATEMENTS

Immediately following the signature page in this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

Certain information required by this Part III is omitted from this report since we anticipate filing with the SEC a definitive proxy statement for our 2000 Annual Meeting of Stockholders (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS OF THE COMPANY

The information required by this item with respect to Directors, Executive Officers and Control Persons and compliance with the Section 16(a) reporting requirements is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Directors, Executive Officers and Control Persons" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 10.   EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Executive Compensation."

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Voting Securities and Principal Holders Thereof."

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Executive Compensation Committee Interlocks and Insider Participation" and "Certain Transactions."

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from the Company's Registration Statement on Form 10SB, as filed with the Securities and Exchange Commission on May 14, 1999. The exhibits which are marked by a double asterisk (**) were previously filed as part of, and are hereby incorporated by reference from the Company's Form 10SB/A as filed with the Securities and Exchange Commission on September 13, 1999. The exhibit numbers correspond to the exhibit numbers in the referenced documents.

         2.1* Stock Purchase Agreement dated March 31, 1999 by and between Marjorie Schwartz and First Reserve, Inc. (acquisition of Columbia Title of Florida, Inc.).

         3.1*     Articles of Incorporation of the Company (f.k.a. El Squared,
                  Inc.).

         3.2*     Bylaws of First Reserve, Inc.

         10.1* Articles of Merger of First Reserve, Inc. (a Florida corporation) and First Reserve, Inc. (an Arizona corporation).

         10.2* Agreement and Plan of Merger dated April 1, 1998 by and between First Reserve, Inc. (a Florida corporation) and First Reserve, Inc. (an Arizona corporation).

         10.3* Articles of Merger of Byrne-Rinehart & Co. (a Florida corporation) and Esslinger-Wooten-Maxwell, Inc. (a Florida corporation).

         10.4* Articles of Merger of Gerard International Realty, Inc. (a Florida corporation) and Esslinger-Wooten-Maxwell, Inc. (a Florida corporation).

         10.5* Employment Agreement dated March 5, 1998 by and between First Reserve, Inc. and Allen C. Harper.

         10.6* Employment Agreement dated March 5, 1998 by and between First Reserve, Inc. and Ronald A. Shuffield.

         10.7** Promissory Note for $1.2 million between First Reserve, Inc. and R.T. Construction Interests, Inc., dated July 13, 1998.

         10.8**   Confidential Private Offering Memorandum, dated April 6, 1998.

         10.9** Common Stock Purchase Warrant between the Company and Valorsec, dated August 31, 1998.

         10.10** Common Stock Purchase Warrant between the Company and Valorsec, dated August 31, 1998.

         21**     Subsidiaries of the registrant.

         23.1**   Consent of McClain and Company, L.C.

         27.0     Financial Data Schedule.

(b)      REPORTS ON FORM 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  FIRST RESERVE, INC.

DATE: APRIL 14, 2000                              BY: /s/ Allen C. Harper
                                                  ------------------------------
                                                  TITLE: Chairman

                                                  BY: /s/ Ronald A. Shuffield
                                                  ------------------------------
                                                  TITLE: Director

                                                  BY: /s/ James E. Newmeyer
                                                  ------------------------------
                                                  TITLE: Director

                                                  BY:
                                                  ------------------------------
                                                  TITLE: Director(a)

                          INDEPENDENT AUDITORS' REPORT

The Officers and Directors
First Reserve, Inc. and Subsidiaries
Coral Gables, Florida

We have audited the accompanying consolidated balance sheets of First Reserve, Inc. and Subsidiaries ("the Company"), as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1999 and for the eleven-month period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Reserve, Inc. and Subsidiaries, as of December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for the year ended December 31, 1999 and the eleven-month period ended December 31, 1998 in conformity with generally accepted accounting principles.

McClain & Company, L.C.

February 10, 2000
Miami, Florida

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                      FIRST RESERVE, INC. AND SUBSIDIARIES

                                     ASSETS

                                                1999             1998
                                            -----------      -----------
CURRENT ASSETS
    Cash                                    $   727,130      $ 1,055,160
    Interest bearing deposit with bank          125,000               --
    Receivables                                 356,331          325,227
    Mortgage loans held for sale                830,620               --
    Prepaid expenses and other                  178,297          157,079
    Shareholders' loans receivable                   --           80,000
                                            -----------      -----------
        Total current assets                  2,217,378        1,617,466
                                            -----------      -----------
PROPERTY AND EQUIPMENT
    Furniture and fixtures                      898,579          402,905
    Office equipment                            762,748          497,929
    Transportation equipment                     28,102               --
    Leasehold improvements                      435,323           74,626
    Equipment held under capital leases          35,730               --
                                            -----------      -----------
                                              2,160,482          975,460
    Less accumulated depreciation              (823,743)        (541,656)
                                            -----------      -----------
        Net property and equipment            1,336,739          433,804
                                            -----------      -----------
OTHER ASSETS
    Goodwill, net                             1,348,397          945,834
    Deposits and other                           87,834          126,781
                                            -----------      -----------
        Total other assets                    1,436,231        1,072,615
                                            -----------      -----------
        Total assets                        $ 4,990,348      $ 3,123,885
                                            ===========      ===========

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         1999           1998
                                                     ----------     ----------
CURRENT LIABILITIES
    Accounts payable and accrued expenses            $  297,063     $  400,592
    Deferred mortgage fee income                         22,740             --
    Escrow deposits                                       4,909             --
    Current portion of obligations under capital
         leases                                           6,109             --
    Current maturities of long-term debt, net
        of unamortized discount                       1,011,382        168,871
                                                     ----------     ----------
           Total current liabilities                  1,342,203        569,463
                                                     ----------     ----------
LONG TERM LIABILITIES
    Obligations under capital leases                     24,299             --
    Note payable, net of unamortized
        discount                                        930,826        616,881
                                                     ----------     ----------
           Total long term liabilities                  955,125        616,881
                                                     ----------     ----------
           Total liabilities                          2,297,328      1,186,344
                                                     ----------     ----------

STOCKHOLDERS' EQUITY
    Common stock, no par value, 100,000,000
        authorized shares; 6,767,050 shares
        issued and outstanding in 1999; 6,567,050
        shares issued and 6,767,050
        shares outstanding  in 1998                   5,939,507      5,739,507
    Accumulated deficit                              (3,246,487)    (3,801,966)
                                                     ----------     ----------
           Total stockholders' equity                 2,693,020      1,937,541
                                                     ----------     ----------
           Total liabilities and stockholders'
               equity                                $4,990,348     $3,123,885
                                                     ==========     ==========

                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
                   ELEVEN-MONTH PERIOD ENDED DECEMBER 31, 1998
                      FIRST RESERVE, INC. AND SUBSIDIARIES

                                                                  1999              1998
                                                              ------------      ------------
REVENUES                                                      $ 25,908,304      $ 17,015,043
                                                              ------------      ------------
COST AND EXPENSES
    Commissions, fees and other incentives                      17,311,056        11,261,239
    General and administrative expenses                          7,962,389         4,416,803
    Depreciation and amortization                                  280,102           153,956
    Legal and other settlements                                      9,300         1,048,812
                                                              ------------      ------------
        Total costs and expenses                                25,562,847        16,880,810
                                                              ------------      ------------
        Income from operations before income taxes
           and other income and expenses                           345,457           134,233
                                                              ------------      ------------
OTHER INCOME AND (EXPENSES)
    Interest income                                                 56,381            14,029
    Other income                                                    63,898                --
    Interest expense                                              (131,022)          (35,832)
    Other expenses                                                  (1,600)           (2,865)
    Gain on disposition of property and equipment                  222,365                --
                                                              ------------      ------------
        Total other income and (expenses)                          210,022           (24,668)
                                                              ------------      ------------
        Income before income taxes                                 555,479           109,565

PROVISION FOR INCOME TAX                                                --                --
                                                              ------------      ------------
        Net income                                            $    555,479      $    109,565
                                                              ============      ============
EARNINGS PER COMMON SHARE:
    BASIC EARNINGS PER COMMON SHARE                           $        .08      $       0.02
                                                              ============      ============
    WEIGHTED AVERAGE COMMON SHARES                               6,618,009         5,718,504
                                                              ============      ============
    DILUTED EARNINGS PER COMMON SHARE                         $        .08      $       0.02
                                                              ============      ============
    WEIGHTED AVERAGE DILUTED COMMON SHARES                       6,727,016         5,730,085
                                                              ============      ============
PROFORMA EARNINGS PER SHARE (FROM CONTINUING
    OPERATIONS - SEE NOTE 17):
        NET INCOME AS REPORTED                                                  $    109,565

        Proforma adjustment to provision for income taxes                                 --
                                                                                ------------
        PROFORMA NET INCOME                                                     $    109,565
                                                                                ============
        BASIC EARNINGS PER COMMON SHARE                                         $       0.02
                                                                                ============
        DILUTED EARNINGS PER COMMON SHARE                                       $       0.02
                                                                                ============

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE ELEVEN-MONTH PERIOD ENDED DECEMBER 31, 1998

                                              COMMON       COMMON                                        TOTAL
                                              STOCK        STOCK          PAID IN      ACCUMULATED   STOCKHOLDERS'
                                              SHARES       AMOUNT         CAPITAL        DEFICIT        EQUITY
                                            ---------    -----------    -----------    -----------    -----------
BALANCE, February 1, 1998                       2,613    $     2,255    $ 4,681,877    $(3,868,888)   $   815,244

No par value stock acquired
    from reverse merger of
    Phoenix Financial Reporting
    Group, Inc. with First
    Reserve, Inc. and Embassy
    Financial Services, Inc.                3,000,000            130             --             --            130

No par value stock issued from
    reverse merger of Phoenix
    Financial Reporting Group,
    Inc. with First Reserve, Inc.
    and Embassy Financial
    Services, Inc.                          2,312,050      4,676,288             --             --      4,676,288

Return of capital to the
    shareholders of Embassy
    Financial Services, Inc.
    prior to the reorganization                    --             --         (7,844)            --         (7,844)

Retirement of Embassy Financial
    Services, Inc. common stock
    as a result of the reverse
    merger with Phoenix Financial
    Reporting Group, Inc.                      (1,500)           (30)       (43,346)            --        (43,376)

Retirement of First Reserve, Inc.
    common stock as a result of the
    reverse merger with Phoenix
    Financial Reporting Group, Inc.            (1,113)        (2,225)    (4,630,687)            --     (4,632,912)

No par value stock issued from "504"
    private placement                         555,000        363,089             --             --        363,089

No par value stock issued from the
    acquisition of Byrne-
    Rhinehart & Co.                           400,000        400,000             --             --        400,000

No par value stock issued from the
    acquisition of Gerard International
    Realty, Inc.                              300,000        300,000             --             --        300,000

Distributions to Embassy Financial
    Services, Inc. former "S"
    stockholders of $14.21 per
    common share                                   --             --             --        (42,643)       (42,643)

Net income for the 11-month period
    ended December 31, 1998                        --             --             --        109,565        109,565
                                            ---------    -----------    -----------    -----------    -----------
BALANCE, December 31, 1998                  6,567,050    $ 5,739,507    $        --    $(3,801,966)   $ 1,937,541
                                            =========    ===========    ===========    ===========    ===========

The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                            COMMON        COMMON                                     TOTAL
                                             STOCK        STOCK         PAID IN     ACCUMULATED   STOCKHOLDERS'
                                             SHARES       AMOUNT        CAPITAL       DEFICIT        EQUITY
                                          -----------   -----------   -----------   -----------    -----------
Balance December 31, 1998                   6,567,050   $ 5,739,507   $        --   $(3,801,966)   $ 1,937,541

No par value stock issued from
    acquisition of Gerard International
    Realty, Inc. previously held as
    contingent shares                         200,000       200,000            --            --        200,000

Net income                                         --            --            --       555,479        555,479
                                          -----------   -----------   -----------   -----------    -----------
BALANCE, December 31, 1999                  6,767,050   $ 5,939,507   $        --   $(3,246,487)   $ 2,693,020
                                          ===========   ===========   ===========   ===========    ===========


The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
                 THE ELEVEN-MONTH PERIOD ENDED DECEMBER 31, 1998
                      FIRST RESERVE, INC. AND SUBSIDIARIES

                                                             1999              1998
                                                         ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                         $ 25,976,747      $ 16,882,003
    Interest received                                          50,567            14,029
    Interest paid                                            (144,875)              (80)
    Cash paid to suppliers and employees                  (25,473,970)      (15,673,531)
    Settlements paid                                         (170,487)         (298,812)
    Net increase in mortgage loans held for sale             (830,620)               --
                                                         ------------      ------------
           Net cash (used in) provided by operating
               activities                                    (592,638)          923,609
                                                         ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Advances to employees                                      (5,924)               --
    Net decrease (increase) in deposits                        28,743           (59,247)
    Purchases of property and equipment                      (987,699)         (219,936)
    Payment for purchase of acquired
        companies; net of cash received                      (185,297)         (286,291)
    Purchase of interest bearing deposit
        with bank                                            (125,000)               --
    Proceeds from disposition of property                                         6,000
        and equipment                                         225,000                --
                                                         ------------      ------------
           Net cash used in investing activities           (1,050,177)         (559,474)
                                                         ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrows on loan payable                     500,000                --
    Net proceeds from line of credit                          820,682                --
    Payment on loan payable                                      (575)               --
    Payment of capital lease obligation                        (5,322)               --
    Return of paid-in-capital                                      --            (7,844)
    Distributions paid                                             --           (42,643)
    Net proceeds from "504" private placement
        and recapitalization                                       --           363,089
                                                         ------------      ------------
           Net cash provided by financing activities        1,314,785           312,602
                                                         ------------      ------------
           Net (decrease) increase in cash                   (328,030)          676,737

CASH, beginning of period                                   1,055,160           378,423
                                                         ------------      ------------
CASH, end of period                                      $    727,130      $  1,055,160
                                                         ============      ============

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
                   ELEVEN-MONTH PERIOD ENDED DECEMBER 31, 1998
                      FIRST RESERVE, INC. AND SUBSIDIARIES

                                                                   1999           1998
                                                                ---------      ---------
RECONCILIATION OF NET INCOME TO NET CASH
    (USED IN) PROVIDED BY OPERATING
    ACTIVITIES:
        Net income                                              $ 555,479      $ 109,565
        Adjustments to reconcile net income to net
           cash (used in) provided by operating
           activities:
               Depreciation                                       211,392        120,469
               Amortization                                        68,710         33,487
               Gain on disposition of property and
                  equipment                                      (222,365)            --
               Loss on abandonment of property
                  and equipment                                        --          3,097
               Decrease (increase) in prepaid expenses and
                  other assets                                     64,975        (94,817)
               Increase in receivables                            (23,104)      (122,428)
               Increase  in  mortgage  loans  held for sale      (830,620)            --
               (Decrease) increase in accounts and notes
                  (operating) payable and accrued expenses       (442,060)       874,236
               Increase in deferred mortgage fee income            22,740             --
               Increase in escrow deposits                          2,215             --
                                                                ---------      ---------
                      Net cash (used in) provided by
                         operating activities                   $(592,638)     $ 923,609
                                                                =========      =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

    On March 31, 1999, the Company purchased all the stock of Columbia Title of Florida, Inc. ("Columbia") for $191,350. As a result of this merger, accounted for as a purchase, assets of $104,267, goodwill of $257,340, and liabilities of $170,257 were recorded.

    On September 30, 1999, the Company issued 200,000 shares of common stock of the Company to the former shareholders of Gerard International Realty, Inc. These shares were previously held in escrow as "contingent" shares as further discussed on Note 1. As a result, common stock and goodwill increased by $200,000.

    In 1999, the Company expensed $80,000 of shareholders' loan receivables that were previously advanced to certain shareholders for services performed in the current year.

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
                   ELEVEN-MONTH PERIOD ENDED DECEMBER 31, 1998
                      FIRST RESERVE, INC. AND SUBSIDIARIES


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
(CONTINUED)

    On April 1, 1998, First Reserve, Inc. and Embassy Financial Services, Inc. merged with First Reserve, Inc. (Arizona) f/k/a Phoenix Financial Reporting Group, Inc. As a result of this merger, accounted for as a reverse acquisition under the purchase method, Embassy Financial Services, Inc.'s assets totaling $91,223 and liabilities totaling $47,847 were recorded. In addition, First Reserve, Inc.'s (Arizona's) assets totaling $129 were recorded. No goodwill was recorded as a result of this merger.

    On May 1, 1998, the Company purchased all the stock of Byrne-Rhinehart & Co. (Byrne) for $300,000 in cash and $400,000 in stock of the Company. Simultaneous with the stock purchase, Byrne was merged into a wholly owned subsidiary of the Company, Esslinger, Wooten and Maxwell, Inc. (EWM). As a result of this merger, accounted for as a purchase, assets of $11,045, goodwill of $692,085, and liabilities of $3,130 were recorded.

    On September 30, 1998, the Company purchased all the stock of Gerard International Realty, Inc. for $300,000 in stock of the Company. Simultaneous with the stock purchase, Gerard International Realty, Inc. was merged into the Company's wholly owned subsidiary, EWM. As a result of this merger, accounted for as a purchase, assets of $706,490, goodwill of $258,915, and liabilities of $665,405 were recorded.

    In 1998, the Company entered into a settlement with an unrelated third party in the amount of $1,200,000. Under the terms of the agreement, the Company paid $250,000 on the date the agreement was signed. The remaining $950,000 was financed over four years with no interest. Interest on the note was imputed using a 10.175% effective rate.

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION AND COMBINATION The accompanying consolidated financial statements include the accounts of First Reserve, Inc. and its wholly-owned subsidiaries, Esslinger, Wooten and Maxwell, Inc. ("EWM"), First Reserve Realty, Inc. ("FRRI"), First Reserve Management, Inc., First Reserve Equities, Inc., Embassy Financial Services, Inc. ("Embassy") and Columbia Title of Florida, Inc. ("Columbia") (collectively "the Company"). Columbia was acquired on March 31, 1999, accordingly, Columbia's activity as part of the consolidated group is for the period from March 31, 1999 to December 31, 1999. Embassy's activity as part of the consolidated group is for the period from April 1, 1998 to December 31, 1998. For the period from January 1, 1998 to March 31, 1998, Embassy was not a subsidiary of the Company, but was under common ownership and control. Accordingly, the accounts of Embassy for this period have been combined with the accounts of the Company and are reflected in the consolidated statements of income, stockholders' equity and cash flows for the eleven-month period ended December 31, 1998.

         The accounts of Embassy are for the year ended December 31, 1998.

         All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

         NATURE OF OPERATIONS

         EWM and FRRI are primarily engaged in the brokerage and management of residential and commercial real estate in South Florida. FRRI became a dormant corporation in 1999.

         Embassy is a licensed residential mortgage lender that specializes in conventional, FHA, and VA first mortgages primarily in the South Florida area. In 1999, Embassy began funding loans to be made in connection with its mortgage banking operations. Each loan is backed by a permanent loan "take-out" commitment from a national lender of residential financing. The loans are purchased by the national lender once permanent financing is secured. Embassy does not service these loans.

         Columbia is a title company engaged in the business of closing real estate and mortgage loan transactions, primarily in the South Florida area.

         First Reserve Management, Inc. and First Reserve Equities, Inc. are dormant corporations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         REORGANIZATIONS

         On April 1, 1998, the Company's Board of Directors authorized a plan of reorganization. The reorganization involves the shareholders of First Reserve, Inc., a Florida corporation, and Embassy Financial Services, Inc. transferring 100% of each company's stock in exchange for 4,624,000 shares of First Reserve, Inc., f/k/a Phoenix Financial Reporting Group, Inc., a non-operating Arizona corporation, in shell form. This reorganization was accounted for as a reverse acquisition under the purchase method. After the reorganization, the former shareholders of First Reserve (Florida) and Embassy own 83.33% of First Reserve (Arizona). The two surviving corporations are First Reserve, Inc. (Arizona) and Embassy Financial Services, Inc. On June 17, 1998, First Reserve, Inc. (Arizona) domesticated to Florida.

         BUSINESS COMBINATIONS

         On March 31, 1999, the Company acquired all the stock of Columbia in a business combination accounted for as a purchase. Columbia is a title company engaged in the business of closing real estate and mortgage loan transactions, primarily in the South Florida area. Columbia has two branches, Miami and Key Largo, Florida. Under the terms of the agreement, the former shareholder of Columbia (seller) received $100 for the stock of Columbia. The agreement also provided for additional consideration if the assets (including goodwill) of the Key Largo branch were sold within 90 days after the acquisition date. If this condition was met, the seller would receive eighty-five percent (85%) of the net proceeds of the sale of the assets of the Key Largo branch. If the sale did not effectuate within the 90 days, all the assets of the Key Largo branch office would be transferred back to the seller. The sale of the Key Largo branch was made within the ninety day period. As a result, additional consideration of $191,250 for the acquisition of the stock was recorded. The total cost of the acquisition was approximately $191,350. Goodwill of $257,340 resulting from this transaction is being amortized on the straight-line method over 20 years. The results of operations of Columbia are included in the consolidated statement of income from March 31, 1999 to December 31, 1999.

         On May 1, 1998, the Company acquired all the stock of Byrne-Rhinehart & Co. (Byrne). Simultaneous with the stock purchase, Byrne merged into a subsidiary of the Company, EWM, in a business combination accounted for as a purchase. Byrne was primarily engaged in the same activity as EWM. Under the terms of the agreement, the shareholders of Byrne received $300,000 in cash and 400,000 shares of common stock of First Reserve, Inc. for all the shares of stock of Byrne.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Based on a recent private offering of the Company's stock, the fair value of the Company's share price on the acquisition date was valued at $1 per share. The total cost of the acquisition was approximately $732,000, which includes direct acquisition costs of approximately $32,000. Goodwill of approximately $692,000, resulting from this transaction, is being amortized on the straight-line method over 20 years. The results of operations for Byrne are included in the consolidated income statement for the period beginning May 1, 1998.

         On September 30, 1998, the Company acquired all the stock of Gerard International Realty, Inc. (Gerard). Simultaneous with the stock purchase, Gerard was merged into EWM in a business combination accounted for as a purchase. Gerard was primarily engaged in the same activity as EWM. Under the terms of the agreement, the shareholders of Gerard received 300,000 shares of common stock of the Company on the date of the acquisition. Based on a recent private offering of the Company's stock, the fair value of the Company's share price on the acquisition date was valued at $1 per share. As further discussed in
         Note 16, an additional 200,000 "contingent" shares of common stock of the Company were held in escrow pending future gross commission income to be generated by the former shareholders of Gerard over the next 24 month period and were subsequently recorded as additional purchase price on September 30, 1999.

         The total cost of the Gerard acquisition, excluding the contingent shares, was approximately $335,000, which includes direct acquisition costs of approximately $35,000. Goodwill of approximately $259,000 resulting from this transaction is being amortized on the straight-line method over 40 years. As a result of the issuance of the contingent shares, additional goodwill in the amount of $200,000 was recorded. This increase in goodwill is being amortized on the straight-line method over the remaining life of the asset or 39 years. The results of operations for Gerard are included in the consolidated statement of income for the period beginning September 30, 1998.

         REVENUE RECOGNITION

         EWM and FRRI earn commissions from the sale of commercial and residential real estate and from the management of rental properties. Revenues are recorded when the real estate sale is closed and the management fees are earned.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         REVENUE RECOGNITION (CONTINUED)

         Embassy charges its customers for loan fees, ancillary fees and interest related to mortgages for the purchase and refinancing of their homes. Mortgage loan origination revenues, offset by direct loan origination costs, are deferred and the net amount is recognized as a component of gain on sale of mortgage loans when the sale of the loan has been consummated. Mortgage loan origination revenue consists primarily of loan origination, application and other fees paid by the borrowers. Embassy recognizes these fees when the related loan is delivered to the third party purchaser. All fees and revenues are included as "revenues" in the financial statements. Direct loan origination costs consist of commissions paid to Embassy's mortgage consultants, appraisal fees and credit report fees paid to third parties. These costs are expensed when the loan is delivered to third party purchaser. Interest on mortgage loans held for sale is recorded in income as earned.

         Columbia charges its customers title search, recording and other ancillary fees related to mortgages for the purchase and refinancing of their homes. Columbia records revenues when the mortgage is "closed".

         Expenses for all companies are recorded when they are incurred.

         ORGANIZATIONAL COSTS

         Organizational costs are amortized on the straight-line method over five years. Organizational costs are reflected in other assets and amounted to $0 and $636 net of accumulated amortization at December 31, 1999 and 1998, respectively.

         In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP 98-5), REPORTING ON THE COSTS OF START-UP ACTIVITIES. SOP 98-5 requires companies to expense organizational costs as they are incurred and is effective for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 for the year beginning January 1, 1999. The Company expensed $636 for the year ended December 31, 1999.

         DIRECT ACQUISITION COSTS

         Direct acquisition costs are amortized on the straight-line method over five years. Direct acquisition costs are reflected in other assets and amounted to $61,013 and $47,615, net of accumulated amortization at December 31, 1999 and 1998, respectively. Amortization expense charged to operations for the year ended December 31, 1999 and the eleven-month period ended December 31, 1998 were $13,398 and $5,980, respectively.

         CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents, excluding cash held in trust.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INTEREST BEARING DEPOSIT WITH BANK

         Interest bearing deposit with bank consists of a one-year certificate of deposit held at a financial institution bearing interest at 4.75% per annum and maturing in January 2000.

         CASH HELD IN TRUST

         The Company maintains separately designated Trust accounts for home buyers' earnest money, property owners, tenants and other third parties. The Company holds such funds until sold properties are closed and leases have expired. Funds are disbursed in accordance with the settlement instructions or rental management agreements. These funds are not recorded in the Company's financial statements as they are held in a fiduciary capacity. At December 31, 1999 and 1998, the Company held $2,958,250 and $2,447,690 of funds in trust, respectively.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and depreciated using straight-line and accelerated methods over the following estimated useful lives of the assets:

         Furniture and fixtures                  5 - 10 years
         Office equipment                        5 - 7 years
         Transportation equipment                5 years
         Leasehold improvements                  Shorter of the life of the
                                                 underlying lease or the
                                                 estimated useful life of
                                                 the improvement.
         Equipment held under capital leases     Shorter of the life of the
                                                 underlying lease or the
                                                 estimated useful life of
                                                 the equipment

         Depreciation expense charged to operations for the year ended December 31, 1999 and the eleven-month period ended December 31, 1998 was $211,392 and $120,469, respectively.

         INCOME TAXES

         Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period minus the changes during the period in deferred tax assets and liabilities.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES (CONTINUED)

         Income taxes are provided for on all taxable income included in the consolidated financial statements in the period in which the income is reported for financial statement purposes. Accordingly, deferred income taxes (benefits) are provided for timing differences between financial and tax reporting. The principal items comprising these differences are the deferred recognition of operating losses for tax purposes, goodwill, property and equipment.

         Embassy's income for federal income tax purposes is computed beginning April 1, 1998, when it became a taxpaying entity for Federal income tax purposes as a result of the reorganization. Prior to this date, Embassy was a pass-through entity and, as such, the corporate income was passed through and ultimately taxed to Embassy's shareholders.

         CHANGE IN ACCOUNTING YEAR

         In 1998, the Company's Board of Directors and Stockholders, due to business and industry reporting reasons, elected to change the fiscal year of the Company from January 31 to December 31. The consolidated financial statements are for the eleven-month period ended December 31, 1998 for all companies in the consolidated group, except for the accounts of Embassy, which are for the year ended December 31, 1998.

         LONG-LIVED ASSETS

         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         ESTIMATES

         The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         RECLASSIFICATIONS

         For comparative purposes, certain items in the December 31, 1998 financial statements have been reclassified to conform with the December 31, 1999 presentation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENT PRONOUNCEMENTS

         During 1999, the Company adopted SFAS No. 134, ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE. It requires an entity engaged in mortgage banking activities to classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The adoption of SFAS 134 will have no effect on the Company's financial condition or results of operations.

         In 1998, the FASB issued SFAS No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards that require every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value. SFAS 133 must be adopted for the Company's year 2000 financial statements. The Company anticipates that the adoption of SFAS 133 will have no effect on the Company's financial condition or results of operations as the Company does not presently have any derivative or hedging-type investment as defined by SFAS 133.

         Effective for the year ended December 31, 1998, the Company adopted Financial Accounting Standards Board Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which requires companies to report information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and on assessing performance. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different product services. The adoption of SFAS No. 131 did not have an impact on the Company's financial condition or results of operation (see Note 7 for segment information).

         During 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. It requires disclosure of non-owner changes in stockholder's equity and is defined as net income plus direct adjustments to stockholder's equity. The Company did not have any items of comprehensive income. The adoption of SFAS No. 130 did not have an effect on the Company's financial condition or results of operations.

NOTE 2 - RECEIVABLES

         Receivables consist primarily of open trade accounts that have not been reduced by an allowance for doubtful accounts, as management considers all receivables to be fully collectible.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES

NOTE 3 - MORTGAGE LOANS HELD FOR SALE

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

NOTE 4 - SHAREHOLDERS' LOANS RECEIVABLE

         These loans pertain to money advanced to majority shareholders of the Company for services to be performed in the near term related to raising additional capital for the Company. These services were performed in 1999 and such amounts were expensed in 1999.

NOTE 5 - GOODWILL

         The Company has accounted for the excess of the acquisition costs of certain subsidiaries over the fair value of identifiable assets as goodwill. This goodwill is being amortized over periods ranging from fifteen to forty years. Amortization expense charged to operations for the year ended December 31, 1999 and the eleven-month period ended December 31, 1998 were $54,676 and $27,507, respectively.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         Financial Accounting Standards Board Statement No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (SFAS 107) requires the Company to disclose the fair value of financial instruments for which it is practicable to estimate that value. SFAS 107 also requires the entity to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments.

         The following assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

              CASH AND CASH EQUIVALENTS

              The carrying amounts of cash and cash equivalents approximate their fair value.

              INTEREST-BEARING DEPOSIT WITH BANK

              The carrying amount of interest-bearing deposit with bank approximates its fair value.

              MORTGAGE LOANS HELD FOR SALE

              Fair values of mortgage loans held for sale are based on the outstanding commitment price from investors. The carrying amount approximates their fair value.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

         SHAREHOLDERS' LOANS RECEIVABLE

         Carrying amounts of shareholders' loans receivable approximate their fair value.

         COMMITMENT TO EXTEND CREDIT

         The fair value of mortgage commitments (see Note 12) to extend credit is estimated by comparing the Company's cost to acquire mortgages to the current price for similar mortgage loans, taking into account the terms of the commitments and creditworthiness of the counter parties.

         NOTES PAYABLE

         The fair values of the non-interest bearing note payable is estimated based upon the present value of future payments using an imputed rate of interest of 10.175%. The fair values of the interest bearing notes payable are estimated based upon current rates offered to the Company for debt of the same remaining maturities. Carrying amounts of the interest-bearing notes payable are reasonable estimates of their fair values.

         CAPITAL LEASES

         The carrying amounts of capital leases approximate their fair value.

         The estimated fair values of the Company's financial instruments at December 31, 1999 and 1998, were as follows:

                                                    DECEMBER 31, 1999
                                                 CARRYING          FAIR
                                                  AMOUNT          VALUE
                                                ----------     ----------
         Cash and cash equivalents              $  727,130     $  727,130
         Interest bearing deposit with bank     $  125,000     $  125,000
         Mortgage loans held for sale           $  830,620     $  830,620
         Notes payable                          $1,942,208     $1,942,208
         Capital leases                         $   30,408     $   30,408
         Commitment to extend credit            $       --     $    2,444

                                                   DECEMBER 31, 1998
                                                 CARRYING         FAIR
                                                  AMOUNT         VALUE
                                                ----------     ----------
         Cash and cash equivalents              $1,055,160     $1,055,160
         Shareholders' loans receivable         $   80,000     $   80,000
         Note payable                           $  785,752     $  785,752

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES

NOTE 7 - BUSINESS SEGMENT INFORMATION

         The Company's operations are principally managed on a product services basis and are comprised of three reportable segments: Esslinger, Wooten and Maxwell, Inc. ("EWM"), Embassy Financial Services, Inc. ("Embassy") and Columbia Title of Florida, Inc. ("Columbia"). EWM's product services consist of residential and commercial real estate brokerage and relocation services. Embassy's product services have been in the capacity of a mortgage lender and mortgage broker in the South Florida area, specializing in conventional, FHA and VA mortgages. Columbia's product has been in the capacity of a title company. Revenue, net income and identifiable assets for these segments are as follows:

                                                  YEAR ENDED DECEMBER 31, 1999
                         ---------------------------------------------------------------------------
                         ESSLINGER,        EMBASSY         COLUMBIA
                           WOOTEN,        FINANCIAL        TITLE OF          FIRST
                        MAXWELL, INC.   SERVICES, INC.    FLORIDA INC.   RESERVE, INC.      TOTAL
                         -----------     -----------      -----------     -----------    -----------
Revenue                  $24,263,977     $ 1,128,555      $   500,693     $    15,079    $25,908,304
Net income (loss)        $   840,535     $   (16,368)     $   128,459     $  (397,147)   $   555,479
Identifiable assets
   at year end           $ 3,479,439     $ 1,115,331      $   147,850     $   247,728    $ 4,990,348

                                   ELEVEN-MONTH PERIOD ENDED DECEMBER 31, 1998
                         ------------------------------------------------------------
                         ESSLINGER,        EMBASSY
                          WOOTEN,         FINANCIAL         FIRST
                        MAXWELL, INC.   SERVICES, INC.   RESERVE, INC.       TOTAL
                         -----------     -----------      -----------     -----------
Revenue                  $15,893,097     $ 1,060,938      $    61,008     $17,015,043
Net income (loss)        $ 1,089,801     $    99,761      $(1,079,997)    $   109,565
Identifiable assets at
   year end              $ 2,799,838     $   299,037      $    25,010     $ 3,123,885


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 8 - NOTES PAYABLE

         At December 31, 1999 and 1998, notes payable consist of the following:

                                                    DECEMBER 31, 1999
                                          ------------------------------------
                                                      UNAMORTIZED
                                          PRINCIPAL     DISCOUNT      TOTAL
                                          ----------   ----------   ----------
Operating note payable to third party,
    non-interest bearing, payable in
    annual installments of $237,500,
    matures July 13, 2002, unsecured,
    personally guaranteed by a share-
    holder of the Company (unamortized
    discount is based on imputed
    interest rate of 10.175%).            $  616,880   $   95,620   $  712,500

Loanwith a financing company, interest
    at 10.5% per year, payable in
    monthly principal and interest
    installments of $354.03, matures
    January 2001, secured by a vehicle.        4,646           --        4,646

Notepayable with an unrelated third
    party lender, interest at 9.5% per
    year, payable in interest only
    monthly installments of $3,750,
    principal due on January 31, 2001,
    unsecured, personally guaranteed by
    a share- holder of the Company.          500,000           --      500,000

$1,800,000 line of credit with bank,
    interest at prime less 3.75% (4.75%
    at December 31, 1999), payable in
    monthly installments of interest
    only on the unpaid principal
    balance, payable on demand with 30
    days written notice, collateralized
    by mortgage loans held for sale.         820,682           --      820,682
                                          ----------   ----------   ----------
                                           1,942,208       95,620    2,037,828
       Less current portion                1,011,382       51,446    1,062,828
                                          ----------   ----------   ----------

                                          $  930,826   $   44,174   $  975,000
                                          ==========   ==========   ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES

NOTE 8 - NOTES PAYABLE (CONTINUED)

                                                    DECEMBER 31, 1998
                                          ------------------------------------
                                                      UNAMORTIZED
                                          PRINCIPAL     DISCOUNT      TOTAL
                                          ----------   ----------   ----------
Operating note payable to third party,
    non-interest bearing, payable in
    annual installments of $237,500,
    matures July 13, 2002, unsecured,
    personally guaranteed by a
    shareholder of the Company
    (unamortized discount is based on
    imputed interest rate of 10.175%).    $  785,752   $  164,248   $  950,000

       Less current portion                 (168,871)     (68,629)    (237,500)
                                          ----------   ----------   ----------
                                          $  616,881   $   95,619   $  712,500
                                          ==========   ==========   ==========

         Principal payments and amortized discount on the notes payable for the next five years and in the aggregate are as follows:

                                                      UNAMORTIZED
                                          PRINCIPAL     DISCOUNT      TOTAL
                                          ----------   ----------   ----------

         2000                             $1,011,382   $   51,446   $1,062,828
         2001                                704,984       32,516      737,500
         2002                                225,842       11,658      237,500
         2003                                     --           --           --
         2004                                     --           --           --
                                          ----------   ----------   ----------
                                          $1,942,208   $   95,620   $2,037,828
                                          ==========   ==========   ==========

NOTE 9 - CAPITAL LEASES

         During 1999, the Company entered into a lease of certain equipment under a capital lease expiring in the year 2003. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset and are included in net property and equipment. The assets are depreciated over the lesser of their estimated useful lives or the term of the lease. Depreciation of assets under capital leases is included in depreciation expense for the year ended December 31, 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 9 - CAPITAL LEASES (CONTINUED)

         Minimum future lease payments under the capital lease for the next four years and in the aggregate are as follows:

         2000                                          $  9,947
         2001                                             9,947
         2002                                             9,947
         2003                                             9,947
                                                       --------
         Total minimum lease payments                    39,788
         Less amount representing interest               (9,380)
                                                       --------
         Present value of net minimum lease
             payment                                     30,408
         Less current portion                            (6,109)
                                                       --------
                                                       $ 24,299

         Interest rate on the capitalized lease is 13.9% and is imputed based on the lower of the Company's incremental borrowing rate at the inception of the lease or the lessor's implicit rate of return. Imputed interest expense for the year ended December 31, 1999, was approximately $4,625.

NOTE 10 - EMPLOYMENT AGREEMENTS

         The Company has employment agreements with two executives. These agreements provide for base salaries, to be increased annually by at least 10%, plus bonuses and benefits at the discretion of the Company's Board of Directors. The terms of the contracts are for five years, expiring on December 2002, and may be terminated for cause. In the event of termination without cause, the Company is liable for all salary, payments and benefits for the remaining term of the agreement.

         EWM has an employment agreement with the president of its Commercial Sales Division. This agreement provides for a base salary, commission and bonus incentives based on real estate closings, and additional bonus and benefits at the discretion of the Company's Board of Directors. The term of the contract is for five years, expiring on April 2003, and may be terminated for cause. In the event of termination without cause, EWM is liable for all salary, payments and benefits for the remaining term of the agreement.

         On March 31, 1999, Columbia entered into an employment agreement with its Senior Vice President of Underwriting. This agreement provides for a base salary and other benefits. The term of the contract is for two years.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 10 - EMPLOYMENT AGREEMENTS (CONTINUED)

         Minimum future commitment under these employment agreements are as follows:

          2000                             $   770,000
          2001                                 742,000
          2002                                 768,700
          2003                                 118,798
                                           -----------
                                           $ 2,399,498

         The total commitment, excluding incentives and bonuses for the year ended December 31, 1999 and the eleven-month period ended December 31, 1998 was $825,272 and $686,992, respectively.

NOTE 11 - OPERATING LEASES

         The Company had entered into several real estate, automobile, and equipment leases accounted for as operating leases. These leases expire in various years through 2009. As a result of the mergers with Byrne, Gerard and Columbia, the Company assumed operating lease agreements expiring at various dates.

         Certain of the real estate leases are subject to annual escalation based on a Price Index, annual increases in operating expenses, or a fixed percentage increase.

         Minimum future lease payments under all operating leases for the next five years and in the aggregate are as follows:

                     YEARS ENDING
                    DECEMBER 31,
                    ------------
                       2000                                $1,018,178
                       2001                                   609,025
                       2002                                   576,404
                       2003                                   563,593
                       2004                                   361,606
                       Beyond                                 683,713
                                                           ----------
                                                           $3,812,519
                                                           ==========

         Rent expense under these leases for the year ended December 31, 1999 and the eleven-month period ended December 31, 1998 was $1,123,469 and $614,218, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES

NOTE 12 - CONCENTRATION OF CREDIT RISK

         The Company has experienced credit risk in connection with its bank accounts. At various times during the year, it maintained deposits with financial institutions in excess of amounts insured by the FDIC. The exposure to the Company is solely dependent on daily bank balances and the financial strength of the respective institutions.

         The Company sells its services to homeowners and buyers. The Company is affected by the cyclical nature of the residential real estate industry and the availability of financing for the home buyer.

         The Company conducts most of its business in the South Florida area and is affected by the cyclical nature of the residential real estate industry in this region.

         Embassy is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit to customers and forward commitments to sell mortgage loans to investors. The instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

         Embassy uses the same credit policies in making commitments and conditional obligations as it does for making loans. In the opinion of management, Embassy's outstanding commitments do not reflect any unusual risk.

         Total commitments outstanding at December 31, 1999 and 1998 are as follows:
                                                          1999          1998
                                                        --------      --------
         Financial instruments whose contract amounts
            represent credit risk;
                Commitments to extend credit            $400,000      $    --

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Loan applications must be approved by the Company's underwriting department, before a commitment is issued, for compliance with underwriting criteria of the Federal National Mortgage Association
         (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC), or other investors.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 12 - CONCENTRATION OF CREDIT RISK (CONTINUED)

         Embassy customarily sells, without recourse, all its mortgage loans to investors.

         Embassy does not engage in any direct efforts to manage the interest rate risk associated with the time a loan is originated to the time it is sold to the third party lender. However, since loans are sold within 5 to 12 days of funding, management believes any interest rate fluctuations during this period would not be material to the financial statements.

         At December 31, 1999, Embassy had obtained a permanent loan "take-out commitment" from one national lender of residential financing in the amount of $830,620. These commitments comprised 100% of Embassy's mortgage loans held for sale. Embassy sells all the mortgages it originates to this national lender. Management believes that the risk associated with these loans is reduced because each loan is backed by a permanent loan "take-out" commitment from this lender prior to originating the loan.

         Columbia underwrites title insurance primarily with one national title company. Management believes that should the title company not be able to underwrite policies, it can select other title companies it has relationships with.

NOTE 13 - INCOME TAXES

         Provision (benefit) is made for the tax effects of timing differences as described in Note 1. The provision for income taxes for the year ended December 31, 1999 and the eleven-month period ended December 31, 1998, is based upon current statutory rates and is summarized as follows:

                                    DECEMBER 31, 1999
                              ---------------------------
                              CURRENT   DEFERRED   TOTAL
                              -------   -------   -------
                    Florida   $    --   $    --   $    --
                    Federal        --        --        --
                              -------   -------   -------
                              $         $         $
                              =======   =======   =======

                                    DECEMBER 31, 1998
                              ---------------------------
                              CURRENT   DEFERRED   TOTAL
                              -------   -------   -------
                    Florida   $    --   $    --   $    --
                    Federal        --        --        --
                              -------   -------   -------
                              $         $         $
                              =======   =======   =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES

NOTE 13 - INCOME TAXES (CONTINUED)

         Deferred tax assets have been provided for deductible temporary differences related to net operating losses. Deferred tax liabilities have been provided for taxable temporary differences related to accumulated depreciation and amortization. Deferred income taxes related to the following at December 31, 1999 and 1998:

                                                1999         1998
                                             ---------    ---------
         Deferred tax assets:
            Net operating loss               $ 347,402    $ 463,301
            Valuation allowance               (330,467)    (458,926)
                                             ---------    ---------
         Deferred tax assets after
            valuation allowance                 16,935        4,375
                                             ---------    ---------
         Deferred tax liabilities:
            Property and equipment              (9,541)      (2,332)
            Goodwill                            (7,394)      (2,043)
                                             ---------    ---------
            Gross deferred tax liabilities     (16,935)      (4,375)
                                             ---------    ---------
         Net deferred tax asset              $      --    $      --
                                             =========    =========

         The provision for income taxes computed differed from the amount obtained by applying the federal and state statutory income tax rates to income before income taxes. The sources and tax effects of the difference are as follows:
                                                       1999         1998
                                                    ---------    ---------
         Federal and state statutory rate applied
            to pre-tax income at 31.5%              $ 174,976    $  34,513
         Non-deductible expenses                      (46,517)     (27,643)
         Change in valuation allowance               (128,459)      (6,870)
                                                    ---------    ---------
                                                    $      --    $      --
                                                    =========    =========

         At December 31, 1999, the Company's net operating loss carryforwards for income tax purposes amounted to approximately $1,778,000 and are available to offset future taxable income through the year 2013.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES

NOTE 14 - PROFIT SHARING PLAN

         EWM has a deferred tax savings plan which qualifies under section 401(k) of the Internal Revenue Code. The plan covers all employees having at least one year of service during which they have worked at least 1,000 hours, provided they have attained the age of 21. The plan allows EWM to make voluntary contributions to the plan for eligible participants. Participants are 100% vested in their contributions to the plan and vest in EWM's contribution as follows:

                       YEARS OF TOTAL SERVICE              VESTING PERCENTAGE
                       ----------------------              ------------------
                           Less than 2                               0%
                                     2                              20%
                                     3                              40%
                                     4                              60%
                                     5                              80%
                                     6 or more                     100%

         For the year ended December 31, 1999 and the eleven-month period ended December 31, 1998, employer contributions to the plan were approximately $8,579 and $7,217, respectively.

         The Company is deemed to be a controlled group under the Employee Retirement Income Security Act of 1974 (ERISA) regulations. As such, all employees of all the subsidiaries of the Company, not just EWM, must be covered under the Plan. The Company will make the necessary amendments to the Plan to include all employees. Management believes that additional contributions, if any, that the Company would have to make on behalf of all non-covered employees will not be material to the financial statements.

NOTE 15 - LEGAL AND OTHER SETTLEMENTS

         In February 1995, the Company and a majority shareholder of the Company, as guarantor, entered into an agreement with an unrelated third party to guarantee that the Company would be responsible for certain portions of the obligations on a building managed by a subsidiary of the Company, First Reserve Equities, Inc. provided that such building was sold after December 31, 1995. In the event that the building was sold after 1995, the Company would be obligated to pay to the third party any shortfall between the Net Sales Proceeds and the balance of the note owed on the building, up to a maximum of $1,000,000. The building was sold subsequent to December 31, 1995, but no notice had been given to the Company, nor had any collection proceedings been initiated against the Company until mid 1998. On July 13, 1998, a settlement agreement was reached with the third party in the amount of $1,200,000 covering the $1,000,000 guarantee and an additional $200,000 for paying late. The Company paid $250,000 on the date the agreement was signed and the remaining balance of $950,000 was financed under a promissory note over four years bearing no interest.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES

NOTE 15 - LEGAL AND OTHER SETTLEMENTS (CONTINUED)

         A $1,000,000 expense from this settlement is reflected in the consolidated statement of income for the eleven-month period ended December 31, 1998. The $200,000 was treated as imputed interest and will be amortized over the life of the note under the interest method using an effective rate of 10.175%. For the year ended December 31, 1999 and the eleven-month period ended December 31, 1998, total interest expense related to this note amounted to $68,629 and $35,752, respectively.

         Also, included in legal and other settlements are costs incurred by EWM in settling various disputes arising with customers or tenants in the ordinary course of business. These costs amounted to $9,300 for the year ended December 31, 1999 and $48,812 for the eleven-month period ended December 31, 1998.

NOTE 16 - STOCKHOLDERS' EQUITY

         COMMON STOCK

         On April 1, 1998, as a result of the reverse acquisition of First Reserve, Inc. (Florida) and Embassy with First Reserve, Inc. (Arizona), a non-operating public shell corporation, the Company increased its common stock by $130.

         On April 21, 1998, the Company effected a two for one reverse stock split. As a result of the split, every stockholder of the Company would own one-half as many shares as before the reverse split. Prior to the reverse split, the number of issued and outstanding shares of common stock of the Company was 10,624,000, and after the reverse split, the number became 5,312,050 (including fractional shares issued). Accordingly, all numbers of common shares and per share data for the current period presented in these financial statements have been restated to reflect the stock split. Subsequent to the reverse split, the Board of Directors authorized an increase of shares of common stock of no par value from 50,000,000 to 100,000,000.

         On April 6, 1998, the Company entered into a series of transactions to recapitalize its equity pursuant to a Confidential Private Offering Memorandum ("504"). These transactions resulted in an additional 555,000 of no par shares being issued totaling $555,000. Of the 555,000 shares issued, 6.3% were acquired by two minority shareholders of the Company, the remaining 93.7% of the shares were acquired by unrelated third parties. The Company incurred legal, underwriting and other fees totaling $191,911. These costs were deducted from the total proceeds and the net proceeds are reflected in the statement of stockholders' equity under common stock.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES

NOTE 16 - STOCKHOLDERS' EQUITY (CONTINUED)

         CONTINGENT SHARES

         Under the terms of the September 30, 1998 merger agreement between EWM and Gerard, the former shareholders of Gerard would receive an additional 200,000 "contingent" shares of common stock of the Company, pending future gross commission income to be generated by the former shareholders of Gerard over a 24 month "review" period, beginning September 30, 1998. These contingent shares were held in escrow. At September 30, 1999, the former shareholders of Gerard had met the gross commission income requirements stated in the agreement and 200,000 of contingent shares were issued as common stock. These shares are included in the earnings per share calculation. As a result, common stock and goodwill amounting to $200,000 were recorded.

         WARRANTS

         During the eleven-month period ending December 31, 1998, the Company re-issued 1,000,000 warrants ("new warrants") to a majority shareholder in exchange for 1,000,000 warrants previously issued by First Reserve, Inc. (Florida) on November 30, 1997 ("original warrants"). These original warrants were issued as part of an agreement with the shareholder of First Reserve, Inc. (Florida) to convert preferred shares and accrued dividends into common shares. The original warrants were exercisable from the date of issuance and expired on November 30, 2002. No other consideration was given to the Company for these warrants. The original warrants were canceled and new warrants were issued on August 31, 1998. All the terms and conditions of the original warrants remained the same with the exception of the expiration date which was changed from November 30, 2002 to August 31, 2003.

         The first warrant grants this majority shareholder the right to purchase 500,000 shares of the Company's common stock at the initial exercise price of $3 per share. The second warrant grants the same majority shareholder the right to purchase another 500,000 shares of the Company's common stock at the initial exercise price of $3.50 per share. The warrants are valid, beginning on August 31, 1998, for a period of five years and expire on August 31, 2003.

         In accordance with the warrant agreement, the exercise price of these warrants are to be adjusted each time the Company sells shares of common stock for a consideration per share less than the warrant exercise price per share, or issue any shares of common stock as a stock dividend, or subdivide or combine the outstanding shares of common stock into a greater or lesser number of shares. In no event shall the exercise price be adjusted in excess of the exercise price in effect immediately prior to such repricing. As a result of this provision in the warrant agreement, during 1998, the warrants' exercise price has been adjusted. The first warrant has an adjusted exercise price of $2.57 per share, and the second warrant has an adjusted exercise price of $2.96 per share.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 16 - STOCKHOLDERS' EQUITY (CONTINUED)

         The following is a summary of the activity of the Company's warrants for the year ended December 31, 1999 and the eleven-month period ended December 31, 1998:

                                            YEAR ENDED                ELEVEN-MONTH PERIOD ENDED
                                         DECEMBER 31 1999                  DECEMBER, 31 1998
                                   ----------------------------     -----------------------------
                                                    WEIGHTED                          WEIGHTED
                                    NUMBER OF      AVERAGE OF       NUMBER OF        AVERAGE OF
                                    WARRANTS     EXERCISE PRICE      WARRANTS      EXERCISE PRICE
                                   ----------     -------------     ----------      -------------
Outstanding beginning of
   the year                         1,000,000     $        2.77      1,000,000      $        3.25
Granted                                    --     $          --      1,000,000      $        2.95
Canceled                                   --     $          --     (1,000,000)     $        3.25
Exercised                                  --     $          --             --      $          --
                                   ----------     -------------     ----------      -------------
Outstanding at end of year          1,000,000     $        2.77      1,000,000      $        2.95
                                   ==========     =============     ==========      =============

Exercisable at end of year          1,000,000                        1,000,000

Weighted average fair value of warrants issued
   during the year ended December 31, 1999 and
   the eleven- month period ending December 31,
   1998                                           $         .38                     $         0.46


         The weighted average fair value was estimated using the Black-Scholes option pricing model based on the weighted average market price at date of grant of $1.00.

         The following is a summary of the status of the stock warrants outstanding at:

                                DECEMBER 31, 1999
         -------------------------------------------------------------
                                    WEIGHTED
                                    AVERAGE       WEIGHTED
                                   REMAINING      AVERAGE
                       NUMBER     CONTRACTUAL     EXERCISE     NUMBER
           PRICE    OUTSTANDING      LIFE          PRICE     EXERCISABLE
         ---------   ---------     ---------     ---------     -------
         $    2.57     500,000     3.7 years     $    2.57     500,000
         $    2.96     500,000     3.7 years     $    2.96     500,000
                     ---------
                     1,000,000                   $    2.77
                     =========

                                DECEMBER 31, 1998
         -------------------------------------------------------------
                                    WEIGHTED
                                    AVERAGE       WEIGHTED
                                   REMAINING      AVERAGE
                       NUMBER     CONTRACTUAL     EXERCISE     NUMBER
           PRICE    OUTSTANDING      LIFE          PRICE     EXERCISABLE
         ---------   ---------     ---------     ---------     -------
         $    2.57     500,000     4.7 years     $    2.73     500,000
         $    2.96     500,000     4.7 years     $    3.16     500,000
                     ---------
                     1,000,000                   $    2.95
                     =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES

NOTE 17 - EARNINGS PER SHARE

         Basic earnings per share ("EPS") was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS were determined on the assumption that the contingent shares were exercised at the beginning of the period, or at time of issuance, if later.

         The following is the calculation of earnings per share for the year ended December 31, 1999 and the eleven-month period ended December 31, 1998:

                                                          ELEVEN-MONTH
                                            YEAR ENDED    PERIOD ENDED
                                           DECEMBER 31,   DECEMBER 31,
                                               1999           1998
                                            ----------     ----------
Basic earnings per common share:
    Numerator
       Net income (loss) before extra-
           ordinary items applicable to
           common stockholders              $  555,479     $  109,565
       Extraordinary items, net                     --             --
                                            ----------     ----------
       Income (loss) applicable to
           common stockholders                 555,479        109,565
                                            ==========     ==========
    Denominator
       Weighted average common
           shares                            6,618,009      5,718,504
                                            ----------     ----------
       Basic EPS                            $     0.08     $     0.02
                                            ==========     ==========

                                                          ELEVEN-MONTH
                                            YEAR ENDED    PERIOD ENDED
                                           DECEMBER 31,   DECEMBER 31,
                                               1999           1998
                                            ----------     ----------
Diluted earnings per common share:
    Numerator
       Net income (loss) before
           extraordinary items
           applicable to common
           stockholders                     $  555,479     $  109,565
       Extraordinary items, net                     --             --
                                            ----------     ----------
       Income (loss) applicable to
           common stockholders              $  555,479     $  109,565
                                            ==========     ==========
    Denominator
       Weighted average common
           shares                            6,618,009      5,718,504
       Weighted average contingent
           common shares                       109,007         11,581
                                            ----------     ----------
           Total                             6,727,016      5,730,085
                                            ----------     ----------
    Diluted EPS                             $     0.08     $     0.02
                                            ==========     ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES

NOTE 17 - EARNINGS PER SHARE (CONTINUED)

         Warrants to purchase 500,000 shares of common stock at $2.57 per share and 500,000 shares of common stock at $2.96 per share were outstanding for the year ended December 31, 1999 and for the eleven-month period ended December 31, 1998, but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. The warrants, which expire on August 31, 2003, were still outstanding at the end of the year.

         The following pro forma tax and earnings per share data assumes that Embassy was a tax paying entity for the entire 1998 year. The pro forma amounts give effect to the adjustments resulting from the filing of a consolidated tax return which would include Embassy as a subsidiary of the Company for the entire eleven-month period ended December 31, 1998.

              Income before income taxes                       $   109,565
              Provision for income tax                                  --
                                                               -----------

                  Net income                                   $   109,565
                                                               ===========

              Basic earnings per share                         $      0.02
                                                               ===========

              Diluted earnings per share                       $      0.02
                                                               ===========

NOTE 18 - RELATED PARTY TRANSACTIONS

         Related parties consist of entities associated by common ownership or controlled by officers or directors of the Company.

         Columbia rents an office building from an employee. The lease is for a period of five years expiring on March 31, 2004 with an option to renew for two five-year terms. The lease calls for an annual rent of $72,000 plus all applicable sales tax, with an annual rental increase based on the Consumer Price Index, with a ceiling of 5%.

         EWM rents an office building from a corporation owned by a minority shareholder. The lease is on a month-to-month basis and calls for a monthly rental of $6,070.

         EWM rents an office building from a corporation owned by minority shareholders. The lease is for a period of ten years expiring in March 2009 with an option to renew for two successive five-year terms. The lease calls for an annual rent of $90,000, plus all applicable sales taxes, with an annual increase in rent of three percent per year over the prior year's base rent.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES

NOTE 18 - RELATED PARTY TRANSACTIONS (CONTINUED)

         EWM charges $5,000 per month for administrative fees to a corporation owned by a shareholder of the Company.

         EWM receives referral fees income from a corporation owned by two shareholders of the Company. These fees are net of commissions and other expenses incurred from listings referred to EWM by this corporation.

         The Company had the following balances and transactions with related parties for the year ended December 31, 1999 and the eleven-month period ended December 31, 1998:

                                                                 ELEVEN-MONTH
                                              YEAR ENDED         PERIOD ENDED
                                           DECEMBER 31, 1999   DECEMBER 31, 1998
                                           -----------------   -----------------
         Prepaid and other current assets      $  5,000             $     --
         Shareholder loans                     $     --             $ 80,000
         Revenues                              $ 17,762             $     --
         Other income                          $ 55,000             $     --
         Rent expense                          $217,902             $ 44,267

NOTE 19 - UNAUDITED PROFORMA CONSOLIDATED STATEMENTS OF INCOME

         The assets and liabilities of Byrne, Gerard and Columbia (the "acquired companies") are reflected in the accompanying consolidated financial statements. The results of operations of the acquired companies are included in the consolidated results from the dates they were acquired, May 1, 1998 for Byrne, September 30, 1998 for Gerard and March 31, 1999 for Columbia. The following pro forma consolidated statement of income gives effect to the acquisitions of all of the outstanding shares of Byrne, Gerard, and Columbia as if they had occurred as of February 1, 1998, and Columbia as if it had occurred on January 1, 1999, after giving effect to certain adjustments, including increased amortization of goodwill generated from the acquisition. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable.

NOTE 19 - UNAUDITED PROFORMA CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

         This unaudited pro forma condensed consolidated information does not purport to represent what the actual results of operations would have been assuming the acquisitions had taken place on the dates assumed above, nor do they purport to predict the results of operations in future periods:

                                                         ELEVEN-MONTH
                                          YEAR ENDED     PERIOD ENDED
                                         DECEMBER 31,    DECEMBER 31,
                                             1999           1998
                                         -----------     -----------
         Total revenue                   $26,051,361     $20,839,104
                                         ===========     ===========

         Net income                      $   541,960     $   223,922
                                         ===========     ===========

         Earnings per share
             Basic                       $       .08     $      0.04
                                         ===========     ===========
             Weighted average shares       6,618,009       5,718,504
                                         ===========     ===========

             Diluted                     $       .08     $      0.04
                                         ===========     ===========
             Weighted average shares       6,727,016       5,730,085
                                         ===========     ===========

NOTE 20 - SELECTED QUARTERLY DATA FOR 1999 (UNAUDITED)

                                     FIRST           SECOND            THIRD           FOURTH
                                    QUARTER          QUARTER          QUARTER          QUARTER             YEAR
                                --------------     ------------     -----------     ------------      --------------
CALENDAR YEAR 1999

  Revenues                      $    5,022,329     $  6,832,790     $ 6,742,950     $  7,310,235      $   25,908,304
  Operating income
     (loss)                     $       80,888     $    174,637     $   224,376     $   (134,444)     $      345,457
  Net income (loss)             $      (93,366)    $    529,423     $   204,670     $    (85,248)     $      555,479

  Earnings per share
     Basic                      $         (.01)    $        .08     $       .03     $       (.02)     $          .08
                                ==============     ============     ===========     ============      ==============
     Weighted average
       shares                        6,567,050        6,567,050       6,567,783        6,617,593           6,618,009
                                ==============     ============     ===========     ============      ==============
     Diluted                    $         (.01)    $        .08     $       .03     $       (.02)     $          .08
                                ==============     ============     ===========     ============      ==============
     Weighted average
       shares                        6,651,629        6,720,625       6,712,792        6,725,502           6,727,016
                                ==============     ============     ===========     ============      ==============

NOTE 21 - REGULATORY MATTERS

         HUD REQUIREMENTS

         Embassy is a nonsupervised loan correspondent for purposes of the U.S. Department of Housing and Urban Development ("HUD"). As such, 24 -CFR
         Part 202 of the HUD handbook requires Embassy to have an Adjusted Net Worth of at least $50,000. Embassy is in compliance with this requirement.

         STATE OF FLORIDA REQUIREMENTS

         On July 1, 1999, Embassy became a licensed mortgage lender under Chapter 494 of the State of Florida. As such, Embassy is required to have a minimum net worth of $250,000. Embassy is in compliance with this requirement.

                                 EXHIBIT INDEX

 EXHIBITS                DESCRIPTION
 --------                -----------

   23.2             Consent of Independent Accountants

   27               Financial Data Schedule.