Form 10-K/A
period 1999-09-30
FIRST RESERVE INC
filed 2000-04-28
CIK 1060846

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

        1360 South Dixie Highway
          Coral Gables, Florida
(Address of principal executive offices)
                                                              33146
                                                           (Zip Code)

       Registrant's telephone number, including area code: (305) 667-8871

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year are $25,908,304.

The number of shares of Common Stock of the registrant outstanding as of March 30, 2000 is 6,767,050.

         Documents Incorporated by Reference

         Portions of the registration statement on Form 10-SB/A, filed with the SEC on September 13, 1999, are incorporated by reference into Part III, Item 13.

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS

         The executive officers and directors of the registrant are as follows:

NAME                     AGE       POSITION
----                     ---       --------
Allen C. Harper           55       Chairman of the Board of Directors/
                                   Chief Executive Officer

Ronald A. Shuffield       49       President/Chief Operating Officer/Director
                                   President of EWM

Thierry Manni             33       Director

James E. Newmeyer         51       Secretary/Treasurer and Director
                                   President of Embassy Financial Services, Inc.

MANAGEMENT

A brief description of the key management of the Company is as follows:

ALLEN C. HARPER

Since 1984 Allen C. Harper has been principally employed as the Chairman and Chief Executive Officer and is a principal shareholder of the Company. Mr. Harper has more than 30 years of business experience, primarily in the areas of real estate management and development and rail transportation. He is still active in a variety of businesses. Mr. Harper is currently the Chairman of the Board of Directors, Chief Executive Officer and, with his wife, the owner of American Heritage Railways, Inc., which owns and operates The Durango & Silverton Narrow Gauge Railroad, in southwestern Colorado and The Great Smokey Mountains Railways, in North Carolina. Since September 1989, Mr. Harper has served as a Director on the Tri-County Rail Authority and has been chairman of the board for two terms. He has also served as a director of Florida East Coast Railway Co., a railroad company based in St. Augustine Florida, since May of 1994.

From February 1994 to July 1998, Mr. Harper served as Chairman of the Board of Directors and Chief Executive Officer of First American Railways, Inc. In October 1998, First American Railways, Inc., voluntarily filed a Chapter 7 Bankruptcy Proceeding in the United States Bankruptcy Court for the Southern District of Florida.

RONALD A. SHUFFIELD

Ronald A. Shuffield is the President and Chief Operating Officer of both the Company and EWM, and a member of each entity's Board of Directors. He has been the President of EWM since 1984. He acts as the chief operating officer and supervises the day-to-day operations of the Company and EWM. Mr. Shuffield is a licensed Florida real estate broker and certified general contractor. Mr. Shuffield has been a member of the Realtor Association of Dade County since 1984 and has served in a variety of officer and director positions thereon. Mr. Shuffield served on the National Advisory

Council of the PHH Relocation Network (now Cendant Mobility Servicers) from 1993-1996. Mr. Shuffield's community memberships include the Coral Gables Chamber of Commerce (where he serves as President from 1992-93 and where he was awarded the Robert B. Knight Outstanding Citizen of Coral Gables Award), the Greater Miami Chamber of Commerce (where he serves on the Board of Governors) and the Rotary Club of Coral Gables. Mr. Shuffield received a Bachelor of Science degree in business administration from the University of Tennessee.

M. THIERRY MANNI

Mr. Manni is Chairman and International Development Director of MECAPLAST International. MECAPLAST International is a Monegasque corporation which manufacturers plastic parts for the automobile industry. Mr. Manni is responsible for that company's operations in Monaco and France.

JAMES E. NEWMEYER

Mr. Newmeyer has been President of Embassy Financial Services, Inc. since 1996, where he oversees all operations of the mortgage business. He is also Secretary/Treasurer of the Company. Prior to joining Embassy, Mr. Newmeyer has been an executive with numerous real estate mortgage companies for over twenty years, including PHH Mortgage Services, Source One Mortgage Services Corporation, MHSI/Chemical Residential Mortgage/ CenTrust Mortgage, Amerifirst Mortgage and Southeast Mortgage Company. Mr. Newmeyer has a Bachelor of Arts degree from Furman University and a Masters Degree from Florida International University.

ITEM 10.          EXECUTIVE COMPENSATION

COMPENSATION

The following table sets forth information about the compensation paid or accrued by the Company to the Company's named executive officers whose aggregate compensation exceeded $100,000, for the last three completed fiscal years:

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM
                                                                                            COMPENSATION
                                                                                            ------------
                                                  ANNUAL COMPENSATION                          AWARDS
                                                  -------------------                          ------
             NAME AND                                                                   SECURITIES UNDERLYING
        PRINCIPAL POSITION            YEAR          SALARY              BONUS                  OPTIONS
        ------------------            ----          ------              -----                  -------
 Allen C. Harper - Chief              1999         $205,769              ---                     ---
Executive Officer
                                      1998         $274,682              ---                     ---

                                      1997         $324,924              ---                     ---


 Ronald A. Shuffield -                1999         $329,615              ---                     ---
President, Chief Operating
Officer;                              1998         $323,630              ---                     ---
President of EWM
                                      1997         $373,381              ---                     ---

 James E. Newmeyer -                  1999         $183,548              ---                     ---
Secretary, Treasurer;
President of Embassy                  1998         $143,092*             ---                     ---
Financial Services, Inc.
                                      1997            ---                ---                     ---

 Thomas E. Byrne,                     1999         $217,685
President, EWM
Commercial Sales Division             1998         $111,800**

                                      1997            ---

-------------------
*   Beginning April 1, 1998, through December 31, 1998.
**  Beginning May 1, 1998 through December 31, 1998.

COMPENSATION OF DIRECTORS

The Company reimburses members of the Board of Directors for their expenses incurred in connection with their services as directors. In addition, each director is paid $500 for every directors meeting they attend and $100 for each committee meeting they attend for directors' committees of which such director is a member.

COMPENSATION OF OFFICERS - EMPLOYMENT AGREEMENTS

On March 5, 1998, the Company entered into employment agreements with Messrs. Harper and Shuffield. The agreements memorialize the employment relationship that have existed since 1984 between the respective individuals and the Company. The agreements have an initial five year term, with an option for each employee to extend for an additional five-year period. Mr. Shuffield's agreement provides for his employment as President of EWM at a base salary of $320,000 per year with a bonus of up to 7.5% of EWM's pre-tax net income. Mr. Harper's agreement provides for his employment as Chairman and Chief Executive Officer of EWM at a base salary of $270,000 per year with a bonus of up to 7.5% of EWM's pre-tax net income. Each of the employment agreements provide that the base salary shall be increased at least 10% per year during the term of the agreement. The Company also pays for disability and life insurance for both Messrs. Harper and Shuffield and provides each with full medical and health insurance coverage, a 401(K) plan and a monthly automobile allowance. Harper and Shuffield have elected to waive all unpaid amounts due to them under their respective Employment Agreements for the years ended December 31, 1998 and December 31, 1999.

In connection with the purchase of Byrne, EWM also entered into an employment agreement with Thomas E. Byrne dated as of May 1, 1998. Mr. Byrne's agreement provides for his employment as President of EWM's Commercial Sales Division at a base salary of $100,000 plus a commission and bonus incentives based on real estate closings. In addition, EWM provides Mr. Byrne with full medical and health insurance coverage, a 401(K) plan and a monthly automobile allowance. The agreement provides for an initial term of five years.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the securities ownership of those persons who own more than five (5%) percent of the registrant's outstanding common stock as of the date hereof, including shares owned by its executive officers and directors:

                                    NAME AND ADDRESS OF                                                PERCENT OF
    TITLE OF CLASS                   BENEFICIAL OWNERS                      NO. OF SHARES              CLASS (%)
    --------------                   -----------------                      -------------              ---------
Common Stock            Thomas E. Byrne                                        421,000                    6.22

                        6150 S.W. 76th Street

                        South Miami, FL 33143

Common stock            James E. Newmeyer                                      337,500                    4.99

                        1360 S. Dixie Highway

                        Coral Gables, FL 33146

Common Stock            Allen C. Harper &                                     1,113,501                  16.45

                        Carol Harper, JTWROS

                        1360 S. Dixie Highway

                        Coral Gables, FL 33146

Common Stock            Ronald A. Shuffield                                   1,113,501                  16.45

                        1360 S. Dixie Highway

                        Coral Gables, FL 33146

Common Stock            VALORSEC                                              2,160,001                  31.90

                        M. Thierry Manni

                        c/o 1360 S. Dixie Highway

                        Coral Gables, FL 33146

Common Stock            Officers and directors, as a group                    4,724,503                  69.80

                        (4 persons)

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to two First Reserve, Inc. Common Stock Purchase Warrants dated August 31, 1998 (collectively, the "Warrants"), the Company granted to VALORSEC Vermaltungs & Treu-Anstalt, a Swiss company ("VALORSEC"), rights to purchase Common Stock of the Company. M. Thierry Manni, a director of the Company, is a director of VALORSEC. The first Warrant grants VALORSEC the right to purchase 500,000 shares of the Common Stock of the Company at the initial exercise price of $3.50 per share. The second Warrant grants VALORSEC the right to purchase 500,000 shares of the Common Stock of the Company at the initial exercise price of $3.00 per share. All Warrants may be exercised until August 31, 2004.

Pursuant to a letter agreement, dated as of December 31, 1999, the following entities and individuals have agreed to provide consulting services to the Company for a period of 2 years: VALORSEC, Ronald A. Shuffield, Allen C. Harper, James E. Newmeyer and Trenco. These consulting services include introducing potential investors to the Company. In return for these services, the Company will forgive (on a pro rata basis) the following obligations: (i) VALORSEC - $35,909.57; (ii) Shuffield - $18,511.71; (iii) Harper - $18,511.71; (iv)
Newmeyer - $5,610.80; and (v) Trenco - $1,456.13. These obligations arose from monies advanced in 1998 by the Company to the above-named entities and individuals to purchase shares of PFRG, the shell corporation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  FIRST RESERVE, INC.

DATE: APRIL 28, 2000                              BY: /s/ Allen C. Harper
                                                  ------------------------------
                                                  TITLE: Chairman

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