Form 10QSB
period 2000-03-31
FIRST RESERVE INC
filed 2000-05-15
CIK 1060846

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2000

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ______________ to _________________

                          Commission File No. 0-28067

                              FIRST RESERVE, INC.
                              -------------------
            (Exact name of registrant as specified in its charter)

               Florida                             86-0740730
       ------------------------                  --------------
      (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)            Identification No.)

      1360 South Dixie Highway, Coral Gables, FL                           33146
--------------------------------------------------------------------------------
      (Address of principal executive offices)        (Zip Code)

                                (305) 667-8871
                 ----------------------------------------------
                Issuer's Telephone Number, Including Area Code:


--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if changed since last report)


      Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ] No

      As of March 31, 2000, 6,767,050 shares of the Registrant's Common Stock, no par value per share, were outstanding.

                     FIRST RESERVE, INC. AND SUBSIDIARIES

                             INDEX TO FORM 10-QSB

                                                                                   PAGE
                                                                                   ----

                        PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements
            Condensed Consolidated Balance Sheets
            March 31, 2000 and December 31, 1999.....................................1

            Condensed Consolidated Statements of Income and Accumulated Deficit
            Three Months Ended March 31, 2000 and March 31, 1999.....................1

            Condensed Consolidated Statements of Cash Flows
            Three Months Ended March 31, 2000 and March 31, 1999.....................1

            Notes to Condensed Consolidated Financial Statements.....................1

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................................1


                          PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K ........................................3

Signatures...........................................................................4


                                    PART  I
                             FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

Immediately following the signature page in this Form 10-QSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the Condensed Consolidated Financial Statements of First Reserve, Inc. and subsidiaries, as of March 31, 2000, and the related notes to the Condensed Consolidated Financial Statements, along with the Consolidated Financial Statements of First Reserve, Inc. and subsidiaries as of December 31, 1999 and March 31, 1999, and the related Notes to Consolidated Financial Statements. The Company's Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to the continuing operations of the Company.

RESULTS OF OPERATIONS

REVENUES. The Company's revenues increased approximately 16.7% for the 3-month period ended March 31, 2000, over those for the 3-month period ended March 31, 1999. The percentage increase resulted from the following sources: (i) new Plantation office (58.4%); (ii) Columbia Title acquisition (18.3%); (iii) existing sales offices (27.1%); and (iv) mortgage company operations (-3.8%)

OPERATING EXPENSES. Operating expenses increased to approximately $6.01 million for the 3-month period ended March 31, 2000 versus $5.10 million for the 3-month period ended March 31, 1999. The significant components of the Company's operating expenses are: commissions to real estate associates (64.6%), officer and staff salaries (9.3%), office rental costs (13.0%), advertising expenses (17.1%), promotional expenses (2.1%) and insurance (4.4%). The Company's operating expenses also increased as a result of costs incurred by the Company in connection with the acquisition of two residential real estate companies, the acquisition of a title company and the pre-opening costs associated with the creation of its two Broward County sales offices.

INTEREST. Interest income decreased slightly from $7,094 for the 3-month period ended March 31, 1999 to $6,369 for the 3-month period ended March 31, 2000 primarily due to lower average daily balances of restricted cash.

NET LOSS FROM CONTINUING OPERATIONS. The Company had a net loss from operations of approximately $158,800 for the 3-month period ended March 31, 2000 as compared to a net loss of approximately

$93,300 for the 3-month period ended March 31, 1999. This increase in net loss from continuing operations resulted primarily from the opening of the offices in Broward County and the acquisition of Columbia Title.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was approximately $483,000 for the 3-month period ended March 31, 2000. This was primarily due to an increase in the amount of cash received from customers.

Cash used for investing activities was approximately $254,700 for the 3-month period ended March 31, 2000, primarily attributable to the purchase of property and equipment and the purchase of certain businesses acquired by the Company.

Cash used in financing activities was approximately $572,000 for the 3-month period ended March 31, 2000, principally due to pay downs on the Company's line of credit.

At March 31, 2000, the Company had long term notes payable of approximately $441,000. The Company has a $1.8 million "warehouse" line of credit to fund loans to be made in connection with its mortgage banking operations. Each "warehouse" loan is fully backed by a permanent loan "take-out" commitment from a national lender of residential financing. As of March 31, 2000, the balance of this "warehouse" line of credit was approximately $255,400 with a corresponding asset of "mortgage loans held for sale" of $255,400.

At March 31, 2000, the Company had shareholder equity of approximately $2,534,200. For the 3-month period ended March 31, 2000 the Company's deficit in working capital (current assets minus current liabilities) was approximately $39,000, primarily as a result of a significant decrease in mortgage loans held for sale. The Company believes its current working capital will be sufficient to support its presently-contemplated strategy for the next 12 months.

Our second office in Broward County was completed in April, 2000. We anticipate that our Broward County offices will increase opportunities to substantially increase sales. We anticipate that our title business will be profitable during 2000, and will contribute to our cash flow and our overall operations.

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


                                   PART II
                              OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            Exhibit 27.1  Financial Data Schedule.

      (b)   Reports on Form 8-K.

            None.

                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 15, 2000                       FIRST RESERVE, INC.

                                          By:      /s/ Ronald A. Shuffield
                                             ----------------------------------
                                              Ronald A. Shuffield, President and
                                              Principal Financial Officer

                             CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS

                        MARCH 31, 2000, DECEMBER 31, 1999

                               AND MARCH 31, 1999

                      FIRST RESERVE, INC. AND SUBSIDIARIES

                              CORAL GABLES, FLORIDA

                        FIRST RESERVE, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                                      (Unaudited)
                                                       March 31,       December 31,
                                                         2000             1999
                                                     -------------    -------------
CURRENT ASSETS
   Cash                                               $   383,407       $   727,130
   Interest bearing deposit from bank                     125,000           125,000
   Receivables                                            352,587           356,331
   Mortgage loans held for sale                           255,400           830,620
   Prepaid expenses and other                             182,816           178,297
                                                       -----------       ----------

        Total current assets                            1,299,210         2,217,378
                                                        ----------        ---------

PROPERTY AND EQUIPMENT
   Furniture and equipment                                909,571           898,579
   Office equipment                                       791,485           762,748
   Transportation equipment                                28,102            28,102
   Leasehold improvements                                 643,322           435,323
   Equipment held for sale under
     capital leases                                        35,730            35,730
                                                      ------------      -----------
                                                        2,408,210         2,160,482
   Less accumulated depreciation                         (879,095)         (823,743)
                                                       -----------       -----------

        Net property and equipment                      1,529,115         1,336,739
                                                        ----------        ---------

OTHER ASSETS
   Goodwill, net                                        1,332,962         1,348,397
   Deposits and other                                     175,212            87,834
                                                       -----------      -----------

        Total other assets                              1,508,174         1,436,231
                                                        ----------        ---------

        Total assets                                   $4,336,499        $4,990,348
                                                        ==========        =========


The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.


                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      (Unaudited)
                                                        March 31,      December 31,
                                                         2000              1999
                                                    -------------      ------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses             $    365,972      $    297,063
   Deferred mortgage fee income                            11,946            22,740
   Escrow deposits                                         10,652             4,909
   Current portion of obligations under
     capital leases                                         6,109             6,109
   Current maturities of long term debt, net
     of unamortized discount                              943,575         1,011,382
                                                      ------------       ----------

        Total current liabilities                       1,338,254         1,342,203
                                                       -----------       ----------

LONG TERM LIABILITIES
   Obligations under capital leases                        22,884            24,299
   Note payable, net of unamortized discount              441,144           930,826
                                                      ------------      -----------

        Total long term liabilities                       464,028           955,125
                                                      ------------      -----------
        Total liabilities                               1,802,282         2,297,328
                                                       -----------       ----------

STOCKHOLDERS' EQUITY
   Common stock, no par value, 100,000,000
     authorized shares; 6,767,050 shares
     issued and outstanding                             5,939,507         5,939,507
   Accumulated deficit                                 (3,405,290)       (3,246,487)
                                                       -----------       -----------

        Total stockholders' equity                      2,534,217         2,693,020
                                                       -----------       ----------
        Total liabilities and stockholders'
          equity                                      $ 4,336,499       $ 4,990,348
                                                       ===========       ==========


                        FIRST RESERVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                                 ACCUMULATED DEFICIT

                                                    (Unaudited)        (Unaudited)
                                                    Three months      Three months
                                                       ended              ended
                                                      March 31,          March 31,
                                                        2000               1999
                                                 ---------------     --------------
REVENUES                                              $ 5,860,272       $ 5,022,329
                                                      -----------        ----------
COSTS AND EXPENSES
   Commissions, fees and other incentives               3,784,440         3,353,048
   General and administrative expenses                  2,151,468         1,701,566
   Depreciation and amortization                           74,136            44,603
   Legal and other settlements                                  -             4,000
                                                       ----------      -------------

        Total costs and expenses                        6,010,044         5,103,217
                                                       -----------       ----------

        Loss from operations before income
          taxes and other income and expenses            (149,772)          (80,888)
                                                       -----------     -------------

OTHER INCOME AND (EXPENSES)
   Interest income                                          6,369             7,094
   Interest expense                                       (32,217)          (18,864)
   Other income                                            16,817                 -
   Other expenses                                               -              (708)
                                                      -----------      -------------

        Total other income and (expenses)                  (9,031)          (12,478)
                                                       -----------     -------------

        Loss before income taxes                         (158,803)          (93,366)
                                                      ------------     -------------

PROVISION FOR INCOME TAX                                        -                 -

        Net loss                                     $   (158,803)    $     (93,366)
                                                      ============     =============

ACCUMULATED DEFICIT, beginning of period               (3,246,487)       (3,801,966)

ACCUMULATED DEFICIT, end of period                     (3,405,290)       (3,895,332)
                                                      ============     =============

BASIC EARNINGS (LOSS) PER COMMON SHARE                       (.02)             (.01)
                                                      ============     =============

WEIGHTED AVERAGE COMMON SHARES                          6,767,050         6,567,050
                                                      ============     =============

DILUTED EARNINGS (LOSS) PER COMMON SHARES                    (.02)             (.01)
                                                      ============     ============

WEIGHTED AVERAGE DILUTED COMMON SHARES                  6,767,050         6,651,629
                                                      ============     ============

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                        FIRST RESERVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                     (Unaudited)       (Unaudited)
                                                     Three months      Three months
                                                        ended             ended
                                                      March 31,         March 31,
                                                        2000              1999
                                                  ----------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                       $ 5,875,782        $4,989,309
   Interest received                                        6,369             7,094
   Interest paid                                          (51,074)              (47)
   Cash paid to suppliers and employees                (5,923,014)       (5,050,800)
   Net decrease in mortgage loans held
     for sale                                             575,220                 -
   Taxes paid                                                   -                 -
                                                      ------------      -----------

        Net cash provided by (used in)
          operating activities                            483,283           (54,444)
                                                      ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to employees                                   (4,100)                -
   Net increase in deposits                                (2,915)           (4,400)
   Purchases of property and equipment                   (247,727)         (331,298)
   Payment for purchase of acquired companies;
     net of cash received                                       -             5,853
                                                      ------------      -----------

        Net cash used in investing activities            (254,742)         (329,845)
                                                      ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds (pay downs) from line of credit          (571,315)                -
   Payment on loan payable                                   (949)                -
   Payment of capital lease obligation                          -                 -
                                                      ------------      ------------

        Net cash used in financing activities            (572,264)                -
                                                      ------------      ------------

        Net decrease in cash                             (343,723)         (384,289)


CASH, beginning of period                                 727,130         1,055,160
                                                      ------------        ---------

CASH, end of period                                  $     383,407      $   670,871
                                                      ============       ==========

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                        FIRST RESERVE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                      (Unaudited)       (Unaudited)
                                                      Three months      Three months
                                                         ended              ended
                                                        March 31,          March 31,
                                                          2000               1999
                                                      ------------      --------------
RECONCILIATION OF NET INCOME TO NET CASH
   (USED IN) PROVIDED BY OPERATING ACTIVITIES:
     Net loss                                           $(158,803)         $(93,366)
     Adjustments to reconcile net income to net cash
        used in operating activities:
          Depreciation                                     55,351            31,693
          Amortization                                     15,435            11,706
          Decrease (increase) in accounts receivable        3,744           (33,020)
          Decrease in mortgage loans held for sale        575,220                 -
          (Increase) decrease in prepaid expenses and
            other assets                                  (84,882)           21,759
          Increase in accounts and notes (operating)
            payable and accrued expenses                   82,269             6,784
          Decrease in deferred mortgage fee income        (10,794)                -
          Increase in escrow deposits                       5,743                 -
                                                         ---------         --------

               Net cash provided by (used in)
                 operating activities                   $ 483,283          $(54,444)
                                                         =========          ========


 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   On March 31, 1999 the Company purchased all the stock of Columbis Title of Florida, Inc. ("Columbia") for $100. As a result of this merger, accounted for as purchase, assets of $104,267, goodwill of $66,090, and liabilities of $170,257 were recorded.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                        FIRST RESERVE, INC. AND SUBSIDIARIES
              NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


NOTE  1 -  SUMMARY OF SIGNIFICANT ACCOUNT POLICIES
           In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of First Reserve, Inc. and Subsidiaries ("the Company") as of March 31, 2000 and the results of their operations and cash flows for the three-month periods then ended March 31, 2000 and 1999. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by generally accepted accounting principles. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company's Form 10-KSB annual report for 1999 filed with the Securities and Exchange Commission.

           The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the notes to the consolidated financial statements included in the Company's Form 10-KSB annual report for the year ended December 31, 1999.

NOTE  2 -  ESTIMATES
           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE  3-   BUSINESS COMBINATIONS
           On March 31, 1999, the Company acquired all the stock of Columbia Title of Florida, Inc. ("Columbia") in a business combination accounted for as purchase. Columbia is engaged in the business of closing real estate and mortgage loan transactions, primarily in the South Florida area. Columbia has two branches, Miami and Key Largo, Florida. Under the terms of the agreement, the shareholder of Columbia (seller) received $100 for the stock of Columbia. The agreement also provided for additional consideration if the assets of the Key Largo branch were sold within ninety days of the acquisition date. If this condition was met, the seller would received eighty-five percent (85%) of the net proceeds of the sale of the assets of the Key Largo branch. If the sale did not effectuate within the ninety days, all the assets of the Key Largo branch would be transferred back to the seller. The sale of the Key Largo branch was made within the ninety day period. As a result, additional consideration of $191,250 for the acquisition of the stock was recorded after March 31, 1999. The total cost of the acquisition was approximately $191,350. Goodwill of approximately $257,340 resulting from this transaction is being amortized on the straight-line method over 20 years. The results of operations of Columbia are included in the condensed consolidated statements of income from January 1, 2000 to March 31, 2000.

                        FIRST RESERVE, INC. AND SUBSIDIARIES
              NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


NOTE  3 -  BUSINESS COMBINATIONS (CONTINUED)
           The unaudited pro forma information for the period set forth below gives effect to the 1999 Columbia acquisition accounted for under the purchase method of accounting as if it had occurred on January 1, 1999 after giving effect to certain adjustments, including increased goodwill amortization generated from the acquisition. The proforma adjustments are based upon available information and certain assumptions that the Company believes are reasonable. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had this transaction been consummated at the beginning of the period presented:

                                                      Three Months
                                                          ended
                                                        March 31,
                                                          1999
                Total revenue                          $5,165,386
                                                        =========

                Net loss                               $ (113,317)
                                                       ===========

                Earnings per share
                  Basic                                $     (.02)
                                                       ===========
                  Weighted average shares               6,567,050
                                                       ===========

                  Diluted                              $     (.02)
                                                       ===========
                  Weighted average shares               6,651,629
                                                        =========

NOTE  4 -  CASH HELD IN TRUST
           The Company maintains separately designated Trust accounts for home buyers' earnest money, property owners, tenants and other third parties. The Company holds such funds until sold properties are closed and leases have expired. Funds are disbursed in accordance with the settlement instructions or rental management agreements. These funds are not recorded in the Company's financial statements as they are held in a fiduciary capacity. At March 31, 2000 and 1999, the Company held $5,487,924 of funds in trust, respectively.

NOTE  5 -  MORTGAGE LOANS HELD FOR SALE
           Mortgage loans held for sale consist primarily of residential mortgage loans made in connection with Embassy's mortgage banking operations and are reported at the lower of cost or market value. The method used to determine this amount is the commitment price from national lenders utilizing the individual loan method. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Each loan is fully backed by a permanent loan "take-out commitment" from a national lender of residential financing. The mortgage loans are purchased by the national lender once permanent financing is secured, usually within five to twelve days of original funding.

                        FIRST RESERVE, INC. AND SUBSIDIARIES
              NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


NOTE  6 -  LEGAL AND OTHER SETTLEMENTS
           Included in legal and other settlements amounts are costs incurred by EWM in settling various disputes arising with customers or tenants in the ordinary course of business.

NOTE  7 -  CONTINGENT SHARES
           Under the terms of the September 30, 1998 merger agreement between the Company and Gerard International Realty, Inc. ("Gerard"), the former shareholders of Gerard would receive an additional 200,000 "contingent" shares of common stock of the Company, pending future gross commission income to be generated by the former shareholders of Gerard over a 24 month "review" period, beginning September 30, 1998. These contingent shares were held in escrow. At September 30, 1999, the former shareholders of Gerard had met the gross commission income requirements stated in the agreement and 200,000 of contingent shares were issued as common stock and valued at $1 per share. As a result, goodwill and common stock of $200,000 was recorded.

NOTE  8 -  EARNINGS PER SHARE
           Basic earnings per share ("EPS") was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS were determined on the assumption that the contingent shares where excised at the beginning of the period, or at time of issuance, if later.

           The following is the calculation of earnings per share:

                                            Three Month     Three Month
                                            Period Ended    Period Ended
                                           March 31, 2000  March 31, 1999
                                           --------------   -------------
      Basic earnings per common share:
        Numerator
         Net income (loss) before
           extraordinary items applicable
           to common stockholders            $  (158,803)   $   (93,366)
         Extraordinary items, net                     -              -
                                             -----------    -----------
      Income (loss) applicable to common
      stockholders                           $  (158,803)   $   (93,366)
                                             ===========    ===========

      Denominator
      Weighted average common shares           6,767,050      6,567,050
                                             -----------    -----------
      Basic EPS                              $      (.02)   $      (.01)
                                             ===========    ===========

                        FIRST RESERVE, INC. AND SUBSIDIARIES
              NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


NOTE  8 -  EARNINGS PER SHARE (CONTINUED)
           Diluted earnings per common share:

                                                 Three Month      Three Month
                                                Period Ended      Period Ended
                                               March 31, 2000    March 31, 1999
                                               --------------    --------------
           Numerator
             Net income (loss) before
                extraordinary items applicable
                to common stockholders           $ (158,803)     $    (93,366)
             Extraordinary items, net                    -                -
                                                 -----------     -------------
             Income (loss) applicable to
                common stockholders              $ (158,803)     $    (93,366)
                                                 ===========     =============

           Denominator
             Weighted average common shares       6,767,050         6,651,629
                                                 -----------     -------------
             Diluted EPS                         $     (.02)     $       (.01)
                                                 ===========     =============

           Warrants to purchase 500,000 shares of common stock at $2.57 per share and 500,000 shares of common stock at $2.96 per share were outstanding for the three month period ended March 31, 2000 and 1999, but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. The warrants, which expire on August 31, 2003, were still outstanding at the end of the three month periods ending March 31, 2000 and 1999.

NOTE  9 -  BUSINESS SEGMENT INFORMATION
           The Company's operations are principally managed on a product services basis and are comprised of three reportable segments:
           Esslinger, Wooten and Maxwell, Inc. ("EWM"), Embassy Financial Services, Inc. ("Embassy") and Columbia Title of Florida, Inc. ("Columbia"). EWM's product services consists of residential and commercial real estate brokerage and relocation services. Embassy's product services have been in the capacity of a mortgage lender and mortgage broker in the South Florida area, specializing in conventional, FHA and VA mortgages. Columbia's product has been in the capacity of a title company. Revenue, net income and identifiable assets for these segments are as follows:

                        FIRST RESERVE, INC. AND SUBSIDIARIES
              NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


NOTE  9 -  BUSINESS SEGMENT INFORMATION (CONTINUED)

                   Three month period ended March 31, 2000:


                     Esslinger,      Embassy       Columbia
                      Wooten,       Financial      Title of       First
                    Maxwell, Inc. Services, Inc. Florida, Inc. Reserve, Inc.   Total
                    ------------- -----------------------------------------------------
Revenue              $ 5,463,030   $   244,056    $153,186      $     -     $ 5,860,272
Net income
(loss)               $   (49,466)  $   (17,384)   $(52,162)     $(39,791)   $  (158,803)
Identifiable
   assets at
   period end        $ 3,407,420   $   528,051    $146,339      $254,689    $ 4,336,499


                   Three month period ended March 31, 1999:

                     Esslinger,     Embassy        Columbia
                      Wooten,      Financial       Title of           First
                    Maxwell, Inc. Services, Inc.  Florida, Inc.  Reserve, Inc.     Total
                    ------------- ---------------------------------------------------------
 Revenue             $ 4,746,755    $275,574       $       -     $      -     $ 5,022,329
 Net income
  (loss)             $   (16,438)   $(14,684)      $       -     $(62,244)    $   (93,366)
 Identifiable
  assets at
   period end        $ 2,544,407    $289,163       $  279,366    $ 94,623     $ 3,207,559


NOTE 10 - REGULATORY MATTERS

HUD REQUIREMENTS

         Embassy is a nonsupervised loan correspondent for purposes of the U.S. Department of Housing Development ("HUD"). As such, 24-CFR Part 202 of the HUD handbook requires Embassy to have an Adjusted Net Worth of at least $50,000. Embassy is in compliance with this requirement.

STATE OF FLORIDA REQUIREMENTS

         Embassy is also a licensed mortgage lender under Chapter 494 of the State of Florida. As such, Embassy is required to have a minimum net worth of $250,000. As of March 31, 2000, Embassy is not in compliance with this requirement. Under Florida statutes, Embassy has 60 days to correct the deficiency. Embassy expects to be in compliance through increased profits or by First Reserve, Inc. Making a capital contribution within 60 days.

                                  EXIBIT INDEX


EXHIBITS     DESCRIPTION
--------     -----------

  27.1       Financial Data Schedule