Form 10QSB
period 2000-06-30
FIRST RESERVE INC
filed 2000-08-21
CIK 1060846

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

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


         Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ] No

         As of June 30, 2000, 6,767,050 shares of the Registrant's Common Stock, no par value per share, were outstanding.

                      FIRST RESERVE, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                                                                          Page
                                                                                          ----

                         PART I - FINANCIAL INFORMATION

Item 1.     Unaudited Financial Statements

            Condensed Consolidated Balance Sheets
            June 30, 2000 and December 31, 1999.............................................1

            Liabilities and Stockholders' Equity
            June 30, 2000 and December 31, 1999.............................................1

            Condensed Consolidated Statements of Income and Accumulated Deficit
            Six Month-Period Ended June 30, 2000 and June 30, 1999..........................1

            Condensed Consolidated Statements of Income and Accumulated Deficit
            Three Month-Period Ended June 30, 2000 and June 30, 1999........................1

            Condensed Consolidated Statements of Cash Flows
            Six Month-Period Ended June 30, 2000 and June 30, 1999..........................1

            Notes to Condensed Consolidated Financial Statements............................1

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................................1


                                      PART II - OTHER INFORMATION

Item 1.     Legal Proceedings...............................................................4

Item 6.     Exhibits and Reports on Form 8-K ...............................................4

Signatures..................................................................................5

                                     PART I
                              FINANCIAL INFORMATION

Item 1.     Financial Statements.

Immediately following the signature page in this Form 10-QSB.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the Condensed Consolidated Financial Statements of First Reserve, Inc. and subsidiaries, as of June 30, 2000, and the related notes to the Condensed Consolidated Financial Statements as of June 30, 2000 and 1999, and December 31, 1999, and the related Notes to the Consolidated Financial Statements. The Company's Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to the continuing operations of the Company.

Results of Operations

Our real estate brokerage business is subject to seasonal fluctuations because more home sale transactions tend to close during the second and third quarters of the year. As a result, our operating results and profitability are typically higher in the second and third quarters relative to the remainder of the year.

Revenues. Our revenues increased approximately 29.3% for the six-month period ended June 30, 2000, over those for the six-month period ended June 30, 1999. The percentage increase resulted from the following sources: (i) new Plantation office (8.9%); (ii) Columbia Title acquisition (3.0%); (iii) existing sales offices (84.0%); and (iv) mortgage company operations (4.1%).

Operating Expenses. Our operating costs and expenses increased to approximately $14.7 million for the six-month period ended June 30, 2000, as compared to $11.6 million for the six-month period ended June 30, 1999. The significant components of our operating expenses are: commissions to real estate associates (68.0%), officer and staff salaries (10.9%), office rental costs (3.5%), advertising expenses (4.4%), promotional expenses (0.5%) and insurance (1.0%). Our operating expenses also increased as a result of costs incurred by us in connection with the creation of its two Broward County sales offices.

Interest. Interest income decreased slightly from $18,615 for the six-month period ended June 30, 2000 to $12,580 for the six-month period ended June 30, 2000 primarily due to lower average daily cash balances.

Net Income from Continuing Operations. We had a net income from operations of approximately $586,299 for the six-month period ended June 30, 2000 as compared to a net gain of approximately $436,057 for the six-month period ended June 30, 1999. This increase in net gain from continuing operations resulted primarily from the operations of the Plantation office in Broward County, more closings in the Coral Gables and Miami Beach offices, more activity in Columbia Title and more income in the mortgage broker operations.

Liquidity and Capital Resources

Net cash provided from our operations was approximately $664,015 for the six-month period ended June 30, 2000. This was primarily due to an increase in the amount of cash received from customers, decrease in mortgage loans held for sale, offset by an increase in cash paid to sales respresentatives and employees.

Cash used for investing activities was approximately $627,106 for the six-month period ended June 30, 2000, primarily attributable to the purchase of property and equipment in connection with office openings.

Cash provided by financing activities was approximately $183,119 for the six-month period ended June 30, 2000, principally due to loan proceeds from line of credit.

At June 30, 2000, we had long term notes payable of approximately $452,000. We have a $1.8 million "warehouse" line of credit to fund loans to be made in connection with its mortgage banking operations. Each "warehouse" loan is fully-backed by a permanent loan "take-out" commitment from a national lender of residential financing. As of June 30, 2000, the balance of this "warehouse" line of credit was approximately $1,011,000 with a corresponding asset of "mortgage loans held for sale" of approximately $1,020,000.

At June 30, 2000, we had shareholder equity of $3,274,719. For the six-month period ended June 30, 2000 our deficit in working capital (current assets minus current liabilities) was $525,789, primarily as a result of an increase in mortgage loans held for sale and the reclassification of a note payable from long-term to short-term.

Our second office in Broward County was opened in April 2000. We anticipate that our Broward County offices will result in substantially increased sales. We anticipate that our title business will be profitable during 2000, and will contribute to our cash flow and our overall operations.

Seasonality

Our operations are principally based on the residential real estate market in South Florida. These markets have historically been both cyclical and seasonal. We experience generally higher sales in the second and third fiscal quarters. Therefore, the results of any interim period is not necessarily indicative of the results that might be expected during a full fiscal year.

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

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

In the ordinary course of business, the Company and its subsidiaries are involved in legal proceedings incidental to our operations. The Company and its subsidiaries are not currently involved in any legal proceedings that management believes would have a material adverse effect on the operations or financial condition of the Company and its subsidiaries taken as a whole.

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


Date: August 21, 2000                     FIRST RESERVE, INC.

                                          By: /S/ RONALD A. SHUFFIELD
                                              -----------------------
                                              Ronald A. Shuffield, President and
                                              Principal Financial Officer

                             CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS

                  JUNE 30, 2000 AND 1999, AND DECEMBER 31, 1999

                      FIRST RESERVE, INC. AND SUBSIDIARIES

                              CORAL GABLES, FLORIDA

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                          (Unaudited)
                                                             June 30,           December 31,
                                                              2000                  1999
                                                           -----------          -----------
CURRENT ASSETS
    Cash                                                   $   947,158          $   727,130
    Interest bearing deposit from bank                         125,000              125,000
    Receivables                                                397,671              356,331
    Mortgage loans held for sale                             1,019,968              830,620
    Prepaid expenses and other                                 116,860              178,297
                                                           -----------          -----------

           Total current assets                              2,606,657            2,217,378
                                                           -----------          -----------

PROPERTY AND EQUIPMENT
    Furniture and equipment                                  1,099,707              898,579
    Office equipment                                           891,510              762,748
    Transportation equipment                                    28,102               28,102
    Leasehold improvements                                     728,774              435,323
    Equipment held under capital leases                         35,730               35,730
                                                           -----------          -----------
                                                             2,783,823            2,160,482
    Less accumulated depreciation                             (955,998)            (823,743)
                                                           -----------          -----------

           Net property and equipment                        1,827,825            1,336,739
                                                           -----------          -----------

OTHER ASSETS
    Goodwill, net                                            1,317,528            1,348,397
    Deposits and other                                          76,050               87,834
                                                           -----------          -----------

           Total other assets                                1,393,578            1,436,231
                                                           -----------          -----------

           Total assets                                    $ 5,828,060          $ 4,990,348
                                                           ===========          ===========

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  (Unaudited)
                                                                    June 30,            December 31,
                                                                     2000                  1999
                                                                  -----------           -----------
CURRENT LIABILITIES
    Accounts payable and accrued expenses                         $   331,498           $   297,063
    Deferred mortgage fee income                                       27,687                22,740
    Escrow deposits                                                     8,710                 4,909
    Current portion of obligations under
        capital leases                                                  6,545                 6,109
    Current maturities of long term debt, net
        of unamortized discount                                     1,706,428             1,011,382
                                                                  -----------           -----------

           Total current liabilities                                2,080,868             1,342,203
                                                                  -----------           -----------

LONG TERM LIABILITIES
    Obligations under capital leases                                   20,896                24,299
    Note payable, net of unamortized discount                         451,577               930,826
                                                                  -----------           -----------

           Total long term liabilities                                472,473               955,125
                                                                  -----------           -----------

           Total liabilities                                        2,553,341             2,297,328
                                                                  -----------           -----------

STOCKHOLDERS' EQUITY
    Common stock, no par value, 100,000,000
        authorized shares; 6,767,050 shares
        issued and outstanding                                      5,939,507             5,939,507
    Accumulated deficit                                            (2,664,788)           (3,246,487)
                                                                  -----------           -----------

           Total stockholders' equity                               3,274,719             2,693,020
                                                                  -----------           -----------

           Total liabilities and stockholders'
               equity                                             $ 5,828,060           $ 4,990,348
                                                                  ===========           ===========

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                               ACCUMULATED DEFICIT

                                                            (Unaudited)            (Unaudited)
                                                             Six-month              Six-month
                                                            Period Ended           Period Ended
                                                              June 30,                June 30,
                                                                2000                   1999
                                                            ------------           ------------
REVENUES                                                    $ 15,323,952           $ 11,855,119
                                                            ------------           ------------
COSTS AND EXPENSES
    Commissions, fees and other incentives                    10,061,440              7,745,597
    General and administrative expenses                        4,486,874              3,732,674
    Depreciation and amortization                                169,824                117,323
    Legal and other settlements                                       --                  4,000
                                                            ------------           ------------

           Total costs and expenses                           14,718,138             11,599,594
                                                            ------------           ------------

           Income from operations before income
               taxes and other income and expenses               605,814                255,525
                                                            ------------           ------------

OTHER INCOME AND (EXPENSES)
    Interest income                                               12,580                 18,615
    Interest expense                                             (64,827)               (58,848)
    Other income                                                  32,732                     --
    Other expenses                                                    --                 (1,600)
    Gain on disposition of property and equipment                     --                222,365
                                                            ------------           ------------

           Total other (expenses) and income                     (19,515)               180,532
                                                            ------------           ------------

           Income before income taxes                            586,299                436,057
                                                            ------------           ------------

PROVISION FOR INCOME TAX                                           4,600                     --
                                                            ------------           ------------

           Net income                                            581,699                436,057

ACCUMULATED DEFICIT, beginning of period                      (3,246,487)            (3,801,966)
                                                            ------------           ------------

ACCUMULATED DEFICIT, end of period                          $ (2,664,788)          $ (3,365,909)
                                                            ============           ============

BASIC EARNINGS PER COMMON SHARE                             $        .09           $        .07
                                                            ============           ============

WEIGHTED AVERAGE COMMON SHARES                                 6,767,050              6,567,050
                                                            ============           ============

DILUTED EARNINGS PER COMMON SHARES                          $        .09           $        .06
                                                            ============           ============

WEIGHTED AVERAGE DILUTED COMMON SHARES                         6,767,050              6,720,625
                                                            ============           ============

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                               ACCUMULATED DEFICIT

                                                            (Unaudited)          (Unaudited)
                                                            Three-month          Three-month
                                                            Period Ended         Period Ended
                                                              June 30,              June 30,
                                                                2000                 1999
                                                            -----------           -----------
REVENUES                                                    $ 9,463,680           $ 6,832,790
                                                            -----------           -----------

COSTS AND EXPENSES
    Commissions, fees and other incentives                    6,277,000             4,392,549
    General and administrative expenses                       2,335,406             2,031,108
    Depreciation and amortization                                95,688                72,720
    Legal and other settlements                                      --                    --
                                                            -----------           -----------

           Total costs and expenses                           8,708,094             6,496,377
                                                            -----------           -----------

           Income from operations before income
               taxes and other income and expenses              755,586               336,413
                                                            -----------           -----------

OTHER INCOME AND (EXPENSES)
    Interest income                                               6,211                11,521
    Interest expense                                            (32,610)              (39,984)
    Other income                                                 15,915                    --
    Other expenses                                                   --                  (892)
    Gain on disposition of property and equipment                    --               222,365
                                                            -----------           -----------

           Total other (expenses) and income                    (10,484)              193,010
                                                            -----------           -----------

           Income before income taxes                           745,102               529,423
                                                            -----------           -----------

PROVISION FOR INCOME TAX                                          4,600                    --
                                                            -----------           -----------

           Net income                                           740,502               529,423

ACCUMULATED DEFICIT, beginning of period                     (3,405,290)           (3,895,332)
                                                            -----------           -----------

ACCUMULATED DEFICIT, end of period                          $(2,664,788)          $(3,365,909)
                                                            ===========           ===========

BASIC EARNINGS PER COMMON SHARE                             $       .11           $       .08
                                                            ===========           ===========

WEIGHTED AVERAGE COMMON SHARES                                6,767,050             6,567,050
                                                            ===========           ===========

DILUTED EARNINGS PER COMMON SHARES                          $       .11           $       .08
                                                            ===========           ===========

WEIGHTED AVERAGE DILUTED COMMON SHARES                        6,767,050             6,720,625
                                                            ===========           ===========

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                  (Unaudited)           (Unaudited)
                                                                   Six-month             Six-month
                                                                 Period Ended           Period Ended
                                                                    June 30,              June 30,
                                                                     2000                   1999
                                                                 ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                                 $ 15,324,092           $ 11,809,943
    Interest received                                                  12,580                 15,844
    Interest paid                                                     (35,116)               (21,005)
    Cash paid to suppliers and employees                          (14,443,593)           (11,469,922)
    Net increase in mortgage loans held for
        sale                                                         (189,348)            (1,284,450)
    Settlements paid                                                       --                 (4,000)
    Income tax paid                                                    (4,600)                    --
                                                                 ------------           ------------

           Net cash provided by (used in)
               operating activities                                   664,015               (953,590)
                                                                 ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Advances to employees                                                (850)                    --
    Net increase in deposits                                           (2,915)               (16,757)
    Purchases of property and equipment                              (623,341)              (813,718)
    Purchase of interest bearing deposit with bank                         --               (125,000)
    Payment for purchase of acquired companies;
        net of cash received                                               --               (185,397)
    Proceeds from disposition of property and equipment                    --                225,000
                                                                 ------------           ------------

           Net cash used in investing activities                     (627,106)              (915,872)
                                                                 ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings on loan payable                               --                500,000
    Net proceeds from line of credit                                  190,732              1,258,761
    Payment on loan payable                                            (4,646)                  (592)
    Payment of capital lease obligation                                (2,967)                    --
                                                                 ------------           ------------

           Net cash provided by financing
               activities                                             183,119              1,758,169
                                                                 ------------           ------------

           Net increase (decrease) in cash                            220,028               (111,293)

CASH, beginning of period                                             727,130              1,055,160
                                                                 ------------           ------------

CASH, end of period                                              $    947,158           $    943,867
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

                      FIRST RESERVE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                        (Unaudited)          (Unaudited)
                                                                         Six-month            Six month
                                                                       Period Ended          Period Ended
                                                                         June 30,              June 30,
                                                                          2000                  1999
                                                                       -----------           -----------
RECONCILIATION OF NET LOSS TO NET CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
        Net income                                                     $   581,699           $   436,057
        Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
               Depreciation                                                132,255                84,898
               Amortization                                                 37,569                32,425
               Gain on disposition of property and equipment                    --              (222,365)
               Increase in accounts receivable                             (41,340)              (45,176)
               Increase in mortgage loans held for sale                   (189,348)           (1,284,450)
               Decrease in prepaid expenses and
                  other assets                                              70,286                76,524
               Increase (decrease) in accounts and notes
                  (operating) payable and accrued expenses                  64,146               (31,503)
               Increase in deferred mortgage fee income                      4,947                    --
               Increase in escrow deposits                                   3,801                    --
                                                                       -----------           -----------

                      Net cash provided by (used in)
                         operating activities                          $   664,015           $  (953,590)
                                                                       ===========           ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   On March 31, 1999 the Company purchased all the stock of Columbia Title of Florida, Inc. ("Columbia") for $191,300. As a result of this merger, accounted for as purchase, assets of $104,267, goodwill of $257,340, and liabilities of $170,257 were recorded.



The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNT POLICIES
          In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of First Reserve, Inc. and Subsidiaries ("the Company") as of June 30, 2000 and the results of their operations and cash flows for the periods then ended. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by generally accepted accounting principles. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company's Form 10-KSB annual report for 1999 filed with the Securities and Exchange Commission.

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

NOTE 3-   BUSINESS COMBINATIONS
          On March 31, 1999, the Company acquired all the stock of Columbia Title of Florida, Inc. ("Columbia") in a business combination accounted for as purchase. Columbia is engaged in the business of closing real estate and mortgage loan transactions, primarily in the South Florida area. Columbia has two branches, Miami and Key Largo, Florida. Under the terms of the agreement, the shareholder of Columbia (seller) received $100 for the stock of Columbia. The agreement also provided for additional consideration if the assets of the Key Largo branch were sold within ninety days of the acquisition date. If this condition was met, the seller would receive eighty- five percent (85%) of the net proceeds of the sale of the assets of the Key Largo branch. If the sale did not effectuate within the ninety days, all the assets of the Key Largo branch would be transferred back to the seller. The sale of the Key Largo branch was made within the ninety day period. As a result, additional consideration of $191,250 for the acquisition of the stock was recorded after March 31, 1999. The total cost of the acquisition was approximately $191,350. Goodwill of approximately $257,340 resulting from this transaction is being amortized on the straight-line method over 20 years. The results of operations of Columbia are included in the condensed consolidated statements of income from January 1, 2000 to June 30, 2000.

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

                                                              Six-Month
                                                            Period Ended
                                                              June 30,
                                                                1999
                                                            -----------
                    Total revenue                           $11,998,176
                                                            ===========

                    Net income                              $   416,106
                                                            ===========

                    Earnings per share
                        Basic                               $       .06
                                                            ===========
                        Weighted average shares               6,567,050
                                                            ===========

                        Diluted                             $       .06
                                                            ===========
                        Weighted average shares               6,720,625
                                                            ===========

NOTE 4 -  CASH HELD IN TRUST
          The Company maintains separately designated Trust accounts for home buyers' earnest money, property owners, tenants and other third parties. The Company holds such funds until sold properties are closed and leases have expired. Funds are disbursed in accordance with the settlement instructions or rental management agreements. These funds are not recorded in the Company's financial statements as they are held in a fiduciary capacity. At June 30, 2000, the Company held $7,299,113 of funds in trust.

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

          The following is the calculation of earnings per share:

                                                           Six-Month           Six-Month
                                                         Period Ended        Period Ended
                                                         June 30, 2000       June 30, 1999
                                                         -------------       -------------
          Basic earnings per common share:
             Numerator
                 Net income before extraordinary
                     items applicable to common
                     stockholders                         $  581,699          $  436,057
                 Extraordinary items, net                         --                  --
                                                          ----------          ----------
                 Income applicable to common
                     stockholders                         $  581,699          $  436,057
                                                          ==========          ==========

             Denominator
                 Weighted average common shares            6,767,050           6,567,050
                                                          ----------          ----------

                 Basic EPS                                $      .09          $      .07
                                                          ==========          ==========

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 8 -  EARNINGS PER SHARE (CONTINUED)
          Diluted earnings per common share:

                                                          Six-Month           Six-Month
                                                        Period Ended         Period Ended
                                                        June 30, 2000        June 30, 1999
                                                        -------------        -------------
             Numerator
                 Net income before extraordinary
                     items applicable to common
                     stockholders                         $  581,699          $  436,057
                 Extraordinary items, net                         --                  --
                                                          ----------          ----------
                 Income applicable to common
                     stockholders                         $  581,699          $  436,057
                                                          ==========          ==========
             Denominator
                 Weighted average common shares            6,767,050           6,567,050
                 Contingent shares                                --             153,575
                                                          ----------          ----------
                 Diluted EPS                               6,767,050           6,720,625
                                                          ----------          ----------
                                                          $      .09          $      .06
                                                          ==========          ==========

                                                         Three-Month          Three-Month
                                                        Period Ended         Period Ended
                                                        June 30, 2000        June 30, 1999
                                                        -------------        -------------
          Basic earnings per common share:
             Numerator
                 Net income before extraordinary
                     items applicable to common
                     stockholders                         $  740,502          $  529,423
                 Extraordinary items, net                         --                  --
                                                          ----------          ----------
                 Income applicable to common
                     stockholders                         $  740,502          $  529,423
                                                          ==========          ==========
             Denominator
                 Weighted average common shares            6,767,050           6,567,050
                                                          ----------          ----------
                 Basic EPS                                $      .11          $      .08
                                                          ==========          ==========

          Diluted earnings per common share:
             Numerator
                 Net income before extraordinary
                     items applicable to common
                     stockholders                         $  740,502          $  529,423
                 Extraordinary items, net                         --                  --
                                                          ----------          ----------
                 Income applicable to common
                     stockholders                         $  740,502          $  529,423
                                                          ==========          ==========
             Denominator
                 Weighted average common shares            6,767,050           6,651,629
                 Contingent shares                                --              68,996
                                                          ----------          ----------
                 Diluted EPS                               6,767,050           6,720,625
                                                          ----------          ----------
                                                          $      .11          $      .08
                                                          ==========          ==========

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 8 -  EARNINGS PER SHARE (CONTINUED)
          Warrants to purchase 500,000 shares of common stock at $2.57 per share and 500,000 shares of common stock at $2.96 per share were outstanding for the six- month period ended June 30, 2000 and 1999, but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. The warrants, which expire on August 31, 2003, were still outstanding at the end of the six-month periods ending June 30, 2000 and 1999.

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

                                           Six-month Period Ended June 30, 2000:

                             Esslinger,        Embassy       Columbia
                               Wooten,        Financial       Title of           First
                            Maxwell, Inc.   Services, Inc.  Florida, Inc.     Reserve, Inc.     Total
                            -------------   --------------  -------------    --------------   ---------
          Revenue           $14,244,797     $   621,019     $   458,136      $        --      $15,323,952
          Net income
              (loss)        $   734,123     $    15,395     $       (75)     $  (167,744)     $   581,699
          Identifiable
             assets at
             period end     $ 4,005,470     $ 1,378,632     $   187,857      $   256,101      $ 5,828,060

                                           Three-month Period Ended June 30, 2000:

                             Esslinger,        Embassy       Columbia
                               Wooten,        Financial       Title of           First
                            Maxwell, Inc.   Services, Inc.  Florida, Inc.     Reserve, Inc.     Total
                            -------------   --------------  -------------    --------------   ---------
          Revenue           $ 8,781,767     $   376,963     $   304,950      $        --      $ 9,463,680
          Net income
              (loss)        $   783,589     $    32,779     $    52,087      $  (127,953)     $   740,502
          Identifiable
             assets at
             period end     $ 4,005,470     $ 1,378,632     $   187,857      $   256,101      $ 5,828,060

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 9 -  BUSINESS SEGMENT INFORMATION (CONTINUED)

                                            Six-month Period Ended June 30, 1999:

                              Esslinger,        Embassy       Columbia
                                Wooten,        Financial       Title of           First
                             Maxwell, Inc.   Services, Inc.  Florida, Inc.     Reserve, Inc.     Total
                             -------------   --------------  -------------    --------------   ---------
          Revenue            $11,134,579     $   577,146      $   142,741     $       653      $11,855,119
          Net income
              (loss)         $   421,122     $    (2,720)     $   209,821     $  (192,166)     $   436,057
          Identifiable
              assets at
              period end     $ 3,456,050     $ 1,559,544      $   424,094     $    17,077      $ 5,456,765

                                            Three-month Period Ended June 30, 1999:

                              Esslinger,        Embassy       Columbia
                                Wooten,        Financial       Title of           First
                             Maxwell, Inc.   Services, Inc.  Florida, Inc.     Reserve, Inc.     Total
                             -------------   --------------  -------------    --------------   ---------
          Revenue            $ 6,387,824     $   301,572      $   142,741     $       653      $ 6,832,790
          Net income
              (loss)         $   437,560     $    11,964      $   209,821     $  (129,922)     $   529,423
          Identifiable
              assets at
              period end     $ 3,456,050     $ 1,559,544      $   424,094     $    17,077      $ 5,456,765

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

                                 Exhibit Index

Exhibit No.        Exhibit Description
-----------        -------------------

   27.1            Financial Data Schedule