Form 10QSB
period 2000-09-30
FIRST RESERVE INC
filed 2000-11-20
CIK 1060846

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2000

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to _________________

                          Commission File No. 0-28067

                              FIRST RESERVE, INC.
                              -------------------
             (Exact name of registrant as specified in its charter)

                 Florida                                86-0740730
     -------------------------------               ------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

     1360 South Dixie Highway, Coral Gables, FL                 33146
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


     Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         [X]  Yes  [_]  No

     As of September 30, 2000, 6,915,050 shares of the Registrant's Common Stock, no par value per share, were outstanding.

                      FIRST RESERVE, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                                                                          Page
                                                                                          ----
                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          September 30, 2000 and December 31, 1999....................................       1

          Liabilities and Stockholders' Equity
          September 30, 2000 and December 31, 1999....................................       1

          Condensed Consolidated Statements of Income and Accumulated Deficit
          Nine Months Ended September 30, 2000........................................       1

          Condensed Consolidated Statements of Income and Accumulated Deficit
          Three Months Ended September 30, 2000.......................................       1

          Condensed Consolidated Statement of Stockholders' Equity
          Nine Months and Three Months Ended September 30, 2000.......................       1

          Condensed Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 2000 and September 30, 1999.................       1

          Notes to Condensed Consolidated Financial Statements........................       1

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................................       1

                          PART II - OTHER INFORMATION

Item 5.   Other Information...........................................................

Item 6.   Exhibits and Reports on Form 8-K............................................

Signatures............................................................................

                                    PART  I
                             FINANCIAL INFORMATION

Item 1.   Financial Statements.

Immediately following the signature page in this Form 10-QSB.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the Condensed Consolidated Financial Statements of First Reserve, Inc. and subsidiaries, as of September 30, 2000, and the related notes to the Condensed Consolidated Financial Statements as of September 30, 2000 and 1999, and December 31, 1999, and the related Notes to the Consolidated Financial Statements. The Company's Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to the continuing operations of the Company.

The results here are not necessarily representative of the results that may be expected in any future period.

Results of Operations
---------------------

Our real estate brokerage business is subject to seasonal fluctuations because more home sale transactions tend to close during the second and third quarters of the year. As a result, our operating results and profitability are typically higher in the second and third quarters relative to the remainder of the year.

Revenues. Our revenues for the nine-month period ended September 30, 2000, increased approximately 26.2% to approximately $23.4 million, from approximately $18,598,069 for the comparable interim period in 1999. Revenues in 2000 reflect an increase in residential real estate sales activity in our primary existing market (Miami-Dade County, Florida). In addition, this nine-month period reflects the inclusion of the operations of Ross and Associates, Inc. ("Ross") and The Daniels Group, Inc. ("Daniels"), both of which were acquired as of September 1, 2000. In addition, the percentage increase can also be contributed to the following sources: (i) permanent office in Plantation, Florida (Broward County); the Broward County operation just began to contribute material revenues in the third quarter of 1999; (ii) the volume of our mortgage brokerage operations also increased from 1999 levels; and (iii) for the third quarter of 2000, the operating results of Columbia Title of Florida, Inc. have increased.

Operating Expenses. Operating expenses for the nine-month period ended September 30, 2000, increased to approximately $22.3 million, as compared to $18.1 million for the nine-month period ended September 30, 1999. The significant components of our operating expenses are: commissions to real estate associates, officer and staff salaries, office rental costs, advertising expenses, promotional expenses and insurance. Our operating expenses also increased as a result of the costs associated with the acquisitions of Ross and Daniels in September, 2000, as well as the continued support of our two Broward County sales offices. During this nine-month period, the Company had significant professional expenses associated with its continued reporting requirements under the Securities Exchange Act of 1934.

Interest Income and Expense. During the first nine months of 2000 we had a total interest expense of approximately $108,089, slightly up from approximately $103,418 during the first nine-months of 1999. This amount was associated with three borrowings, one of which was the warehouse line of credit for the mortgage brokerage operations. Interest income was approximately $23,476, down significantly from approximately $43,479 for the nine-month period ended September 30, 1999. This was primarily due to lower cash balances and from mortgage brokerage operations.

Income. We had income of approximately $1,079,689 for the nine-month period ended September 30, 2000, with an income tax on this amount of $7,488, compared with approximately $640,727 for the nine-month period ended September 30, 1999. Our income from operations was generated principally from the realty services (brokerage commissions) and, to a lesser extent, from mortgage brokerage services. Our title insurance operations (Columbia Title) was not profitable during the third quarter of 2000.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2000, were approximately $1,284,943. Cash used for operating activities for the first nine months of 2000 was required primarily for the expenses of the new offices and for an increase in mortgage loans held for sale, which were funded by the Company's mortgage warehouse line of credit.

The bulk of cash used for investing activities (approximately $650,695) represented expenditures for property leasehold improvements and for office furniture and equipment associated with the acquisitions of Ross and Daniels and the opening of the new offices.

Cash provided by financing activities was approximately $7,786 for the nine-month period ended September 30, 2000, principally due to loan proceeds from line of credit.

At September 30, 2000, we had long term notes payable of approximately $________. We have a $1.8 million "warehouse" line of credit to fund loans to be made in connection with its mortgage banking operations. Each "warehouse" loan is fully-backed by a permanent loan "take-out" commitment from a national lender of residential financing. As of September 30, 2000, the balance of this "warehouse" line of credit was approximately $________ with a corresponding asset of "mortgage loans held for sale" of approximately $_________.

At September 30, 2000, we had shareholder equity of $3,965,021. For the nine-month period ended September 30, 2000, our deficit in working capital (current assets minus current liabilities) was $_________, primarily as a result of an increase in mortgage loans held for sale and the reclassification of a note payable from long-term to short-term.

Our second office in Broward County was opened in April 2000. We anticipate that our Broward County offices will result in substantially increased sales.
We anticipate that our title business will be profitable by the end of 2000, and will contribute to our cash flow and our overall operations.

We believe that our cash flow from operations combined with our ability to borrow funds will be adequate to fund continuing operations. We expect to continue to expand our existing business in the South Florida market through the opening and acquisition of new offices in South Florida. In order to fund this expansion, we may borrow additional monies from financial institutions or other third-party sources. In addition, we may from time-to-time sell equity to raise additional working capital. Using these available sources, as well as internally generated cash, we expect to have sufficient funds to satisfy our working capital needs for the immediate future.

Seasonality

Our operations are principally based on the residential real estate market in South Florida (Miami-Dade and Broward Counties). Historically, this market has been seasonal with generally higher sales in the second and third fiscal quarters (April-September). Therefore, the results of any interim period is not necessarily indicative of the results that might be expected during a full fiscal year.

Forward Looking Statements

From time to time, we make statements about our future results in this Form 10-QSB that may constitute "forward-looking statements" within the meaning of the Private Securities litigation Reform Act of 1995. These statements include, but are not limited to, statements in the Management's Discussion and Analysis (above) regarding the opening of our new offices and the expansion of our business in South Florida, our anticipated revenues for 2000, the expected aggregate value of real estate transactions we handled in 2000, as well as the anticipated synergies among our three operating units, are based on our current expectations and the current economic environment. We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Our actual results could differ materially form those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ material from those in the forward-looking statements, include, but are not limited to: (i) the continued growth in the residential real estate market in South Florida including the successful increase in operation; (ii) the operation of our recently-acquired title company becoming profitable; (iii) the increased profitability of our mortgage brokerage business; (iv) the general availability of home mortgage financing at favorable rates; (v) continued positive economic climate in the United States; (vi) competition in our existing lines of business; and (vii) our ability to obtain and maintain working capital, whether internally generated or from financing sources (on acceptable terms) in order to finance our growth strategy.

                                    PART  II
                               OTHER INFORMATION

Item 5.   Other Information

On September 1, 2000, Esslinger, Wooten & Maxwell, Inc. ("EWM") purchased substantially all the assets of Ross for $186,300 in stock of the Company. As a result of this acquisition, accounted for as a purchase, property, plant and equipment of $46,875, accounts receivable of $41,500 and other assets of $97,925
were recorded.   Ross was primarily engaged in the same activity as EWM. Under the terms of the agreement, the Ross sole shareholder received 138,000 shares of common stock of the Company on the date of the acquisition. An additional 112,000 "contingent" shares of common stock of the Company will be issued pending future gross commission income to be generated by the former shareholder of Ross over the next 12 months. Due to the contingent nature of these shares, the Company will record them as additional purchase price upon issuance of the shares.

On September 1, 2000, EWM acquired substantially all the assets of Daniels for $13,500 in stock of the company. As a result of this acquisition, accounted for as a purchase, property, plant and equipment totaling $13,500 was recorded. Daniels was primarily engaged in the same activity as EWM. Under the terms of the agreement, the shareholder of Daniels received 10,000 shares of common stock of the Company on the date of the acquisition. Additional cash consideration to the former shareholder of Daniels may be paid to her, pending achieving certain commission levels during four separate one-year periods, ending on August 31, 2004. If these commission levels are not achieved during these four separate one-year periods, no additional cash consideration will be paid. Due to the contingent nature of this cash consideration, the Company will record this transaction as additional purchase price upon the former shareholder of Daniels achieving the required commission levels. Based on recent trading of the Company's stock, the fair value of the Company's stock price on the acquisition date was $1.35 per share. The total cost of the acquisition was approximately $13,500. The results of operations for Daniels are included in the consolidated condensed statements of income for the period from September 1, 2000 to September 30, 2000.

Item 6.   Exhibits and Reports on Form 8-K

     A.   Exhibits.
          ---------

          Exhibit 27.1   Financial Data Schedule

     B.   Reports on Form 8-K
          -------------------

          None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 20, 2000                 FIRST RESERVE, INC.


                                         By: /s/ Ronald A. Shuffield
                                             -----------------------
                                         Ronald A. Shuffield, President and
                                         Principal Financial Officer

                            CONDENSED CONSOLIDATED
                            ----------------------

                             FINANCIAL STATEMENTS
                             --------------------

                       SEPTEMBER 30, 2000 AND 1999, AND
                       --------------------------------
                               DECEMBER 31, 1999
                               -----------------

                     FIRST RESERVE, INC. AND SUBSIDIARIES
                     ------------------------------------

                             CORAL GABLES, FLORIDA
                             ---------------------

                     FIRST RESERVE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                          (Unaudited)
                                         September 30,   December 31,
                                              2000           1999
                                         -------------   ------------
CURRENT ASSETS
  Cash                                   $   1,284,943   $    727,130
  Interest bearing deposit from bank           125,000        125,000
  Receivables                                  389,694        356,331
  Mortgage loans held for sale                 846,950        830,620
  Prepaid expenses and other                   155,146        178,297
                                         -------------   ------------

      Total current assets                   2,801,733      2,217,378
                                         -------------   ------------

PROPERTY AND EQUIPMENT
  Furniture and equipment                    1,203,915        898,579
  Office equipment                             914,220        762,748
  Transportation equipment                      20,000         28,102
  Leasehold improvements                       690,244        435,323
  Equipment held under capital leases           35,730         35,730
                                         -------------   ------------
                                             2,864,109      2,160,482
  Less accumulated depreciation             (1,014,784)      (823,743)
                                         -------------   ------------

      Net property and equipment             1,849,325      1,336,739
                                         -------------   ------------

OTHER ASSETS
  Goodwill, net                              1,302,094      1,348,397
  Deposits and other                           175,764         87,834
                                         -------------   ------------

      Total other assets                     1,477,858      1,436,231
                                         -------------   ------------

      Total assets                       $   6,128,916   $  4,990,348
                                         =============   ============

See the accompanying notes to the condensed consolidated financial statements which are an integral part of these statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                (Unaudited)
                                               September 30,    December 31,
                                                   2000             1999
                                               -------------    ------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses         $     362,371    $    297,063
 Deferred mortgage fee income                         17,721          22,740
 Escrow deposits                                           -           4,909
 Current portion of obligations under
  capital leases                                       6,774           6,109
 Current maturities of long term debt, net
  of unamortized discount                          1,537,601       1,011,382
                                               -------------    ------------

   Total current liabilities                       1,924,467       1,342,203
                                               -------------    ------------

LONG TERM LIABILITIES
 Obligations under capital leases                     19,114          24,299
 Note payable, net of unamortized discount           220,314         930,826
                                               -------------    ------------

   Total long term liabilities                       239,428         955,125
                                               -------------    ------------

   Total liabilities                               2,163,895       2,297,328
                                               -------------    ------------

STOCKHOLDERS' EQUITY
 Common  stock,  no  par  value,
  100,000,000 authorized shares;
  6,915,050 and 6,767,050 shares issued
  and outstanding at September 30, 2000
  and December 31, 1999, respectively              6,139,307       5,939,507
 Accumulated deficit                              (2,174,286)     (3,246,487)
                                               -------------    ------------

   Total stockholders' equity                      3,965,021       2,693,020
                                               -------------    ------------

   Total liabilities and stockholders'
    equity                                     $   6,128,916    $  4,990,348
                                               =============    ============

                     FIRST RESERVE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                  (Unaudited)        (Unaudited)
                                                   Nine-month        Nine-month
                                                  Period Ended      Period Ended
                                                  September 30,     September 30,
                                                      2000              1999
                                                  -------------     -------------
REVENUES                                            $23,464,336       $18,598,069
                                                    -----------       -----------

COSTS AND EXPENSES
 Commissions, fees and other incentives              15,264,869        12,080,062
 General and administrative expenses                  6,825,976         5,843,105
 Depreciation and amortization                          263,413           185,701
 Legal and other settlements                                  -             9,300
                                                    -----------       -----------

  Total costs and expenses                           22,354,258        18,118,168
                                                    -----------       -----------

  Income  from  operations  before  income
   taxes and other income and expenses                1,110,078           479,901
                                                    -----------       -----------

OTHER INCOME AND (EXPENSES)
 Interest income                                         23,476            43,479
 Interest expense                                      (108,089)         (103,418)
 Other income                                            49,687                 -
 Other expenses                                               -            (1,600)
 Gain on disposition of property and equipment            4,537           222,365
                                                    -----------       -----------

  Total other income and (expenses)                     (30,389)          160,826
                                                    -----------       -----------

  Income before income taxes                          1,079,689           640,727

PROVISION FOR INCOME TAX                                  7,488                 -
                                                    -----------       -----------

  Net income                                        $ 1,072,201       $   640,727
                                                    ===========       ===========

BASIC EARNINGS PER COMMON SHARE                     $      0.16       $      0.10
                                                    ===========       ===========

WEIGHTED AVERAGE COMMON SHARES                        6,783,314         6,567,783
                                                    ===========       ===========

DILUTED EARNINGS PER COMMON SHARES                  $      0.16       $       .10
                                                    ===========       ===========

WEIGHTED AVERAGE DILUTED COMMON SHARES                6,783,314         6,712,792
                                                    ===========       ===========

See the accompanying notes to the condensed consolidated financial statements which are an integral part of these statements.

                     FIRST RESERVE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                  (Unaudited)      (Unaudited)
                                                  Three-month      Three-month
                                                 Period Ended     Period Ended
                                                 September 30,    September 30,
                                                      2000            1999
                                                 -------------    -------------
REVENUES                                            $8,140,384       $6,742,950
                                                    ----------       ----------

COSTS AND EXPENSES
 Commissions, fees and other incentives              5,203,429        4,334,465
 General and administrative expenses                 2,339,102        2,110,431
 Depreciation and amortization                          93,589           68,378
 Legal and other settlements                                 -            5,300
                                                    ----------       ----------

  Total costs and expenses                           7,636,120        6,518,574
                                                    ----------       ----------

  Income  from  operations  before  income
   taxes and other income and expenses                 504,264          224,376
                                                    ----------       ----------

OTHER INCOME AND (EXPENSES)
 Interest income                                        10,896           24,864
 Interest expense                                      (43,262)         (44,570)
 Other income                                           16,955                -
 Gain on disposition of property and equipment           4,537                -
                                                    ----------       ----------

  Total other income and (expenses)                    (10,874)         (19,706)
                                                    ----------       ----------

  Income before income taxes                           493,390          204,670

PROVISION FOR INCOME TAX                                 2,888                -
                                                    ----------       ----------

  Net income                                        $  490,502       $  204,670
                                                    ==========       ==========

BASIC EARNINGS PER COMMON SHARE                     $     0.07       $     0.03
                                                    ==========       ==========

WEIGHTED AVERAGE COMMON SHARES                       6,783,314        6,567,783
                                                    ==========       ==========

DILUTED EARNINGS PER COMMON SHARES                  $     0.07       $     0.03
                                                    ==========       ==========

WEIGHTED AVERAGE DILUTED COMMON SHARES               6,783,314        6,712,792
                                                    ==========       ==========

See the accompanying notes to the condensed consolidated financial statements which are an integral part of these statements.

                     FIRST RESERVE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                           (Unaudited)
                                                              Nine-month Period Ended September 30, 2000
                                               --------------------------------------------------------------------
                                                 Common           Common                                  Total
                                                 Stock            Stock             Accumulated       Stockholders'
                                                 Shares           Amount              Deficit             Equity
                                               ---------        ----------         ------------       -------------
BALANCE, December 31, 1999                     6,767,050        $5,939,507          $(3,246,487)         $2,693,020

No par value stock issued for the
 acquisition of assets of Ross &
 Associates, Inc.                                138,000           186,300                    -             186,300

No par value stock issued for the
 acquisition of assets of Daniels
 Group, Inc.                                      10,000            13,500                    -              13,500

Net income for the nine-month period
 ended September 30, 2000                              -                 -            1,072,201           1,072,201
                                               ---------        ----------          -----------          ----------

   BALANCE, September 30, 2000                 6,915,050        $6,139,307          $(2,174,286)         $3,965,021
                                               =========        ==========          ===========          ==========

                                                                         (Unaudited)
                                                           Three-month Period Ended September 30, 2000
                                               --------------------------------------------------------------------
                                                 Common           Common                                  Total
                                                 Stock            Stock             Accumulated       Stockholders'
                                                 Shares           Amount              Deficit             Equity
                                               ---------        ----------         ------------       -------------
BALANCE, June 30, 2000                         6,767,050        $5,939,507          $(2,664,788)         $3,274,719

No par value stock issued for the
 acquisition of assets of Ross &
 Associates, Inc.                                138,000           186,300                    -             186,300

No par value stock issued for the
 acquisition of assets of Daniels
 Group, Inc.                                      10,000            13,500                    -              13,500

Net income for the three-month period
 ended September 30, 2000                              -                 -              490,502             490,502
                                               ---------        ----------          -----------          ----------

   BALANCE, September 30, 2000                 6,915,050        $6,139,307          $(2,174,286)         $3,965,021
                                               =========        ==========          ===========          ==========

See the accompanying notes to the condensed consolidated financial statements which are an integral part of these statements.

                     FIRST RESERVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                 (Unaudited)            (Unaudited)
                                                                  Nine-month             Nine-month
                                                                 Period Ended           Period Ended
                                                                September 30,          September 30,
                                                                    2000                   1999
                                                                -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                                    $ 23,512,232           $ 18,623,010
 Interest received                                                     23,476                 39,266
 Interest paid                                                       (127,100)              (126,202)
 Cash paid to suppliers and employees                             (22,006,480)           (18,068,236)
 Net increase in mortgage loans held for sale                         (16,330)              (683,350)
 Settlements paid                                                    (177,588)              (170,488)
 Income taxes paid                                                     (7,488)                     -
                                                                 ------------           ------------

   Net cash provided by (used in)
    operating activities                                            1,200,722               (386,000)
                                                                 ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Advances to employees                                                (12,700)                (8,300)
 Net increase (decrease) in deposits                                   12,823                (40,292)
 Purchase of property and equipment                                  (655,355)            (1,018,187)
 Purchase of interest bearing deposit with bank                             -               (125,000)
 Payment for purchase of acquired companies;
  net of cash received                                                      -               (185,397)
 Proceeds from disposition of property and equipment                    4,537                225,000
                                                                 ------------           ------------

   Net cash used in investing activities                             (650,695)            (1,152,176)
                                                                 ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings on loan payable                                   -                500,000
 Net proceeds from line of credit                                      16,952                674,289
 Payment on loan payable                                               (4,646)                (1,500)
 Payment of capital lease obligation                                   (4,520)                     -
                                                                 ------------           ------------

   Net cash provided by  financing
    activities                                                          7,786              1,172,789
                                                                 ------------           ------------

   Net increase (decrease)  in cash                                   557,813               (365,387)

CASH, beginning of period                                             727,130              1,055,160
                                                                 ------------           ------------

CASH, end of period                                              $  1,284,943           $    689,773
                                                                 ============           ============

See the accompanying notes to the condensed consolidated financial statements which are an integral part of these statements.

                     FIRST RESERVE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                      (Unaudited)         (Unaudited)
                                                      Nine-month          Nine-month
                                                      Period Ended       Period Ended
                                                      September 30,      September 30,
                                                          2000               1999
                                                      ------------       -------------
RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income                                          $  1,072,201       $     640,727
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation                                           203,144             135,774
    Amortization                                            60,269              50,028
    Gain on disposition of property and equipment           (4,537)           (222,365)
    Decrease in accounts receivable                          8,137              24,941
    Increase in mortgage loans held for sale               (16,330)           (683,350)
    Decrease in prepaid expenses and
     other assets                                           19,057              51,302
    Decrease  in  accounts  and  notes (operating)
     payable and accrued expenses                         (131,291)           (383,057)
    Decrease in deferred mortgage fee income                (5,019)                  -
    Decrease in escrow deposits                             (4,909)                  -
                                                      ------------       -------------

      Net cash provided by (used in)
       operating activities                           $  1,200,722       $    (386,000)
                                                      ============       =============


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  On September 1, 2000, Esslinger, Wooten & Maxwell, Inc. "EWM" purchased substantially all the assets of Ross & Associates, Inc. for $186,300 in stock of the Company. As a result of this acquisition, accounted for as a purchase, property, plant and equipment of $46,875, accounts receivable of $41,500 and other assets of $97,925 were recorded.

  On September 1, 2000, EWM acquired substantially all the assets of The Daniels Group, Inc. for $13,500 in stock of the company. As a result of this acquisition, accounted for as a purchase, property, plant and equipment totaling $13,500 was recorded.

  On March 31, 1999 the Company purchased all the stock of Columbia Title of Florida, Inc. ("Columbia") for $191,350. As a result of this merger, accounted for as purchase, assets of $104,267, goodwill of $257,340, and liabilities of $170,257 were recorded.

  On September 30, 1999, the Company issued 200,000 shares of common stock of the Company to the former shareholders of Gerard International Realty, Inc. These shares were previously held in escrow as "contingent" shares as further discussed on Note 7. As a result, common stock and goodwill increased by $200,000.

See the accompanying notes to the condensed consolidated financial statements which are an integral part of these statements.

                     FIRST RESERVE, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE  1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of First Reserve, Inc. and Subsidiaries ("the Company") as of September 30, 2000 and the results of their operations and cash flows for the periods then ended. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by generally accepted accounting principles. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company's Form 10-KSB annual report for 1999 filed with the Securities and Exchange Commission.

           The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the notes to the consolidated financial statements included in the Company's Form 10-KSB annual report for the year ended December 31, 1999.

           The Company created a new subsidiary, First Reserve Insurance, Inc. ("FRINS") in 2000. On September 13, 2000 FRINS signed an exclusive agreement with an insurance broker to market and sell insurance products to the clients of EWM and the Company. These insurance products include, but are not limited to, property and casualty, automobile, life and health insurance policies. The results of operations for FRINS are included in the consolidated condensed statement of income for the period from September 13, 2000 to September 30, 2000.

NOTE  2 -  ESTIMATES
           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE  3 -  BUSINESS COMBINATIONS
           On September 1, 2000, EWM acquired substantially all the assets of Ross & Associates, Inc. ("Ross") in a business combination accounted for as a purchase. Ross was primarily engaged in the same activity as EWM. Under the terms of the agreement, the Ross sole shareholder received 138,000 shares of common stock of the Company on the date of the acquisition. An additional 112,000 "contingent" shares of common stock of the Company will be issued pending future gross commission income to be generated by the former shareholder of Ross over the next 12 months. Due to the contingent nature of these shares, the Company will record them as additional purchase price upon issuance of the shares.

                     FIRST RESERVE, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE  3 -  BUSINESS COMBINATIONS (CONTINUED)
           Based on recent trading of the Company's stock, the fair value of the Company's stock price on the acquisition date was $1.35 per share. The total cost of the acquisition, excluding the contingent shares, was $186,300. The results of operations for Ross are included in the consolidated condensed statements of income for the period from September 1, 2000 to September 30, 2000.

           On September 1, 2000, EWM acquired substantially all of the assets of the Daniels Group, Inc. ("Daniels") in a business combination accounted for as a purchase. Daniels was primarily engaged in the same activity as EWM. Under the terms of the agreement, the shareholder of Daniels received 10,000 shares of common stock of the Company on the date of the acquisition. Additional cash consideration to the former shareholder of Daniels may be paid to her, pending achieving certain commission levels during four separate one-year periods, ending on August 31, 2004. If these commission levels are not achieved during these four separate one-year periods, no additional cash consideration will be paid. Due to the contingent nature of this cash consideration, the Company will record this transaction as additional purchase price upon the former shareholder of Daniels achieving the required commission levels. Based on recent trading of the Company's stock, the fair value of the Company's stock price on the acquisition date was $1.35 per share. The total cost of the acquisition was approximately $13,500. The results of operations for Daniels are included in the consolidated condensed statements of income for the period from September 1, 2000 to September 30, 2000.

           On March 31, 1999, the Company acquired all the stock of Columbia Title of Florida, Inc. ("Columbia") in a business combination accounted for as purchase. Columbia is a title company engaged in the business of closing real estate and mortgage loan transactions, primarily in the South Florida area. Columbia has two branches, Miami and Key Largo, Florida. Under the terms of the agreement, the shareholder of Columbia ("seller") received $100 for the stock of Columbia. The agreement also provided for additional consideration if the assets of the Key Largo branch were sold within ninety days of the acquisition date. If this condition was met, the seller would receive eighty-five percent (85%) of the net proceeds of the sale of the assets of the Key Largo branch. If the sale did not effectuate within the ninety days, all the assets of the Key Largo branch would be transferred back to the seller. The sale of the Key Largo branch was made within the ninety day period. As a result, additional consideration of $191,250 for the acquisition of the stock was recorded. The total cost of the acquisition was approximately $191,350. Goodwill of approximately $257,340 resulting from this transaction is being amortized on the straight-line method over 20 years. The results of operations of Columbia are included in the condensed consolidated statements of income from March 31, 1999 to September 30, 1999 and January 1, 2000 to September 30, 2000.

                     FIRST RESERVE, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE  4 -  CASH HELD IN TRUST
           The Company maintains separately designated Trust accounts for home buyers' earnest money, property owners, tenants and other third parties. The Company holds such funds until sold properties are closed and leases have expired. Funds are disbursed in accordance with the settlement instructions or rental management agreements. These funds are not recorded in the Company's financial statements as they are held in a fiduciary capacity. At September 30, 2000, the Company held $7,095,884 of funds in trust.

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

NOTE  7 -  CONTINGENT SHARES
           Under the terms of the September 30, 1998 merger agreement between the Company and Gerard International Realty, Inc. ("Gerard"), the former shareholders of Gerard would receive an additional 200,000 "contingent" shares of common stock of the Company, pending future gross commission income to be generated by the former shareholders of Gerard over a 24 month "review" period, beginning September 30, 1998. These contingent shares were held in escrow. At September 30, 1999, the former shareholders of Gerard had met the gross commission income requirements stated in the agreement and 200,000 of contingent shares were issued as common stock and valued at $1 per share. As a result, goodwill and common stock of $200,000 were recorded.

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

                     FIRST RESERVE, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE  8 -  EARNINGS PER SHARE (CONTINUED)
           The following is the calculation of earnings per share:

                                                      Nine-month          Nine-month
                                                     Period Ended        Period Ended
                                                  September 30, 2000  September 30, 1999
                                                  ------------------  ------------------
         Basic earnings per common share:
           Numerator
             Net income before extraordinary
               items applicable to common
                  stockholders                            $1,072,201          $  640,727
               Extraordinary items, net                            -                   -
                                                          ----------          ----------
               Income applicable to common
                  stockholders                            $1,072,201          $  640,727
                                                          ==========          ==========

             Denominator
               Weighted average common shares              6,783,314           6,567,783
                                                          ----------          ----------

               Basic EPS                                  $      .16          $      .10
                                                          ==========          ==========

         Diluted earnings per common share:
             Numerator
               Net income before extraordinary
                  items applicable to common
                  stockholders                            $1,072,201          $  640,727
               Extraordinary items, net                            -                   -
                                                          ----------          ----------
               Income applicable to common
                  stockholders                            $1,072,201          $  640,727
                                                          ==========          ==========

             Denominator
               Weighted average common shares              6,783,314           6,712,792
               Contingent shares                                   -                   -
                                                          ----------          ----------
               Weighted average diluted common
                  shares                                   6,783,314           6,712,792
                                                          ----------          ----------

               Diluted EPS                                $      .16          $      .10
                                                          ==========          ==========

                     FIRST RESERVE, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE  8 -  EARNINGS PER SHARE (CONTINUED)



                                                     Three-Month         Three-Month
                                                     Period Ended        Period Ended
                                                  September 30, 2000  September 30, 1999
                                                  ------------------  ------------------
           Basic earnings per common share:
             Numerator
               Net income before extraordinary
                  items applicable to common
                  stockholders                            $  490,502          $  204,670
               Extraordinary items, net                            -                   -
                                                          ----------          ----------
               Income applicable to common
                  stockholders                            $  490,502          $  204,670
                                                          ==========          ==========

             Denominator
               Weighted average common shares              6,783,314           6,567,783
                                                          ----------          ----------

               Basic EPS                                  $      .07          $      .03
                                                          ==========          ==========

           Diluted earnings per common share:
             Numerator
               Net income before extraordinary
                  items applicable to common
                  stockholders                            $  490,502          $  204,670
               Extraordinary items, net                            -                   -
                                                          ----------          ----------
               Income applicable to common
                  stockholders                            $  490,502          $  204,670
                                                          ==========          ==========
             Denominator
               Weighted average common shares              6,783,314           6,712,792
               Contingent shares                                   -                   -
                                                          ----------          ----------
               Weighted average diluted common
                  shares                                   6,783,314           6,712,792
                                                          ----------          ----------

               Diluted EPS                                $      .07          $      .03
                                                          ==========          ==========

         Warrants to purchase 500,000 shares of common stock at $2.54 per share and 500,000 shares of common stock at $2.92 per share were outstanding for the nine-month periods ended September 30, 2000 and 1999, but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. The warrants, which expire on August 31, 2003, were still outstanding at the end of the nine-month periods ending September 30, 2000 and 1999.

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

                                        Nine-month Period Ended September 30, 2000
                         -------------------------------------------------------------------------
                          Esslinger,       Embassy        Columbia
                            Wooten,       Financial       Title of         First
                         Maxwell, Inc.  Services, Inc.  Florida, Inc.  Reserve, Inc.      Total
                         -------------  --------------  -------------  --------------  -----------
Revenue                    $21,615,313      $1,088,514       $760,509      $       -   $23,464,336
Net income
 (loss)                    $ 1,212,782      $   78,251       $ 45,427      $(264,259)  $ 1,072,201
Identifiable
  assets at
  period end               $ 4,445,237      $1,217,857       $211,657      $ 254,165   $ 6,128,916

                                   Three-month Period Ended September 30, 2000
                         -------------------------------------------------------------------------
                           Esslinger,       Embassy       Columbia
                            Wooten,       Financial       Title of        First
                         Maxwell, Inc.  Services, Inc.  Florida, Inc.  Reserve, Inc.      Total
                         -------------  --------------  -------------  -------------   -----------
Revenue                    $ 7,370,516      $  467,495       $302,373      $       -   $ 8,140,384
Net income
 (loss)                    $   478,659      $   62,856       $ 45,502      $ (96,515)  $   490,502
Identifiable
  assets at
  period end               $ 4,445,237      $1,217,857       $211,657      $ 254,165   $ 6,128,916

                                         Nine-month Period Ended September 30, 1999
                         -------------------------------------------------------------------------
                           Esslinger,      Embassy         Columbia
                           Wooten,        Financial       Title of        First
                         Maxwell, Inc.  Services, Inc.  Florida, Inc.  Reserve, Inc.       Total
                         -------------  --------------  ------------   -------------   -----------
Revenue                    $17,414,145      $  899,801       $283,471      $     652   $18,598,069
Net income
 (loss)                    $   779,768      $   27,672       $163,493      $(330,206)  $   640,727
Identifiable
  assets at
  period end               $ 3,069,144      $  998,978       $589,392      $ 267,087   $ 4,924,601

                     FIRST RESERVE, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE  9 - BUSINESS SEGMENT INFORMATION (CONTINUED)

                                          Three-month Period Ended September 30, 1999
                           -------------------------------------------------------------------------
                            Esslinger,       Embassy         Columbia
                              Wooten,       Financial        Title of         First
                           Maxwell, Inc.  Services, Inc.  Florida, Inc.   Reserve, Inc.     Total
                           -------------  --------------  --------------  --------------  ----------
          Revenue             $6,279,565        $322,655       $140,730       $       -   $6,742,950
          Net income
             (loss)           $  358,646        $ 30,392       $(46,328)      $(138,040)  $  204,670
          Identifiable
             assets at
             period end       $3,069,144        $998,978       $589,392       $ 267,087   $4,924,601

NOTE 10 - REGULATORY MATTERS

          HUD Requirements
          ----------------
          Embassy is a nonsupervised loan correspondent for purposes of the U.S. Department of Housing and Urban Development ("HUD"). As such, 24 -CFR
          Part 202 of the HUD handbook requires Embassy to have an Adjusted Net Worth of at least $50,000. Embassy is in compliance with this requirement.

          State of Florida Requirements
          -----------------------------
          Embassy is also a licensed mortgage lender under Chapter 494 of the State of Florida. As such, Embassy is required to have a minimum net worth of $250,000. Embassy is in compliance with this requirement.

NOTE 11 - UNAUDITED PROFORMA CONSOLIDATED STATEMENTS OF INCOME
          The unaudited pro forma information for the period set forth below gives effect to the 1999 Columbia acquisition accounted for under the purchase method of accounting as if it had occurred on January 1, 1999 and Ross as if it had occurred on January 1, 2000 after giving effect to certain adjustments, including increased goodwill amortization generated from the acquisitions. The proforma adjustments are based upon available information and certain assumptions that the Company believes are reasonable.

                     FIRST RESERVE, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 11 -  UNAUDITED PROFORMA CONSOLIDATED STATEMENTS OF INCOME
           (CONTINUED)
           The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had this transaction been consummated at the beginning of the period presented:

                                             Nine-month               ine-month
                                            Period Ended              riod Ended
                                            September 30              ptember 30,
                                               2000                    1999
                                          --------------              -----------
                Total revenue                $25,980,588              $18,741,126
                                             ===========              ===========

                Net income                   $ 1,051,748              $   461,565
                                             ===========              ===========

                Earnings per share
                 Basic                       $      0.16              $      0.07
                                             ===========              ===========
                 Weighted average shares       6,783,314                6,567,783
                                             ===========              ===========

                 Diluted                     $      0.16              $      0.07
                                             ===========              ===========
                 Weighted average shares       6,783,314                6,712,792
                                             ===========              ===========

           No proforma information is yet available on the acquisition of Daniels.

NOTE 12 -  SUBSEQUENT EVENT
           In October 2000, the Company entered into an agreement with a shareholder to purchase 200,000 shares of common stock owned by this shareholder at $1.35 per share for a total purchase price of $270,000.

                                 EXHIBIT INDEX


EXHIBIT NO.       EXHIBIT DESCRIPTION
-----------       -------------------

27                Financial Data Schedule