Form 10QSB/A
period 2000-09-30
FIRST RESERVE INC
filed 2000-11-27
CIK 1060846

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

         Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         As of September 30, 2000, 6,915,050 shares of the Registrant's Common Stock, no par value per share, were outstanding.

                      FIRST RESERVE, INC. AND SUBSIDIARIES

                             INDEX TO FORM 10-QSB/A

                                                                                                       Page
                                                                                                       ----
                                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets
        September 30, 2000 and December 31, 1999........................................................ 1

        Liabilities and Stockholders' Equity
        September 30, 2000 and December 31, 1999........................................................ 1

        Condensed Consolidated Statements of Income and Accumulated Deficit
        Nine Months Ended September 30, 2000............................................................ 1

        Condensed Consolidated Statements of Income and Accumulated Deficit
        Three Months Ended September 30, 2000........................................................... 1

        Condensed Consolidated Statement of Stockholders' Equity
        Nine Months and Three Months Ended September 30, 2000........................................... 1

        Condensed Consolidated Statements of Cash Flows
        Nine Months Ended September 30, 2000 and September 30, 1999..................................... 1

        Notes to Condensed Consolidated Financial Statements............................................ 1

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations............................................................. 1

                                         PART II - OTHER INFORMATION

Item 5. Other Information............................................................................... 7

Item 6. Exhibits and Reports on Form 8-K ............................................................... 8

Signatures.............................................................................................. 9

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

Immediately following the signature page in this Form 10-QSB/A.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the Condensed Consolidated Financial Statements of First Reserve, Inc. and subsidiaries (the "Company"), as of September 30, 2000, and the related notes to the Condensed Consolidated Financial Statements as of September 30, 2000 and 1999, and December 31, 1999, and the related Notes to the Consolidated Financial Statements. The Company's Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States.

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

Revenues. Our revenues for the nine-month period ended September 30, 2000, increased approximately 26.2% to approximately $23.5 million, from $18,598,069 for the comparable interim period in 1999. Revenues in 2000 reflect an increase in residential real estate sales activity in our primary existing market (Miami-Dade County, Florida). In addition, this nine-month period reflects the inclusion of the operations of Ross and Associates, Inc. ("Ross") and The Daniels Group, Inc. ("Daniels"), both of which were acquired as of September 1, 2000. In addition, the percentage increase can also be contributed to the following sources: (i) permanent office in Plantation, Florida (Broward County); the Broward County operation just began to contribute material revenues in the third quarter of 1999; (ii) the volume of our mortgage brokerage operations also increased from 1999 levels; and (iii) for the third quarter of 2000, the operating results of Columbia Title of Florida, Inc. have increased.

Operating Expenses. Operating expenses for the nine-month period ended September 30, 2000, increased to approximately $22.4 million, as compared to approximately $18.1 million for the nine- month period ended September 30, 1999. The significant components of our operating expenses are: commissions to real estate associates, officer and staff salaries, office rental costs, advertising expenses, promotional expenses and insurance. Our operating expenses increased as a result of the costs associated with the acquisitions of Ross and Daniels in September, 2000, as well as the continued support of our two Broward County sales offices. During this nine-month period, the Company had significant professional expenses associated with its continued reporting requirements under the Securities Exchange Act of 1934.

Interest Income and Expense. During the first nine months of 2000 we had a total interest expense of $108,089, slightly up from $103,418 during the first nine-months of 1999. This amount was associated with three borrowings, one of which was the warehouse line of credit for the mortgage brokerage operations. Interest income was approximately $23,476, down significantly from approximately $43,479 for the nine-month period ended September 30, 1999. This was primarily due to lower cash balances.

Income. We had income, before taxes, of $1,079,689 for the nine-month period ended September 30, 2000, with an income tax on this amount of $7,488, compared with approximately $640,727 for the nine-month period ended September 30, 1999. Our income from operations was generated principally from the realty services (brokerage commissions) and, to a lesser extent, from mortgage brokerage services and from our title insurance operations (Columbia Title).

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2000, were $1,284,943. Cash provided by operating activities for the first nine months of 2000 was $1,200,722. This was primarily due to an increase in cash received from from customers, offset by cash paid to suppliers.

The bulk of cash used for investing activities, totalling $650,695, represents expenditures for property leasehold improvements and for office furniture and equipment in connectiom with the opening of the new offices.

Cash provided by financing activities was $7,786 for the nine-month period ended September 30, 2000, principally due to loan proceeds from line of credit.

At September 30, 2000, we had long term notes payable of approximately $220,000. We have a $1.8 million "warehouse" line of credit to fund loans to be made in connection with its mortgage banking operations. Each "warehouse" loan is fully-backed by a permanent loan "take-out" commitment from a national lender of residential financing. As of September 30, 2000, the balance of this "warehouse" line of credit was approximately $838,000 with a corresponding asset of "mortgage loans held for sale" of approximately $847,000.

At September 30, 2000, we had shareholder equity of $3,965,021. For the nine-month period ended September 30, 2000, our deficit in working capital (current assets minus current liabilities) was $877,266.

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

Seasonality

Our operations are principally based on the residential real estate market in South Florida (Miami- Dade and Broward Counties). Historically, this market has been seasonal with generally higher sales in the second and third fiscal quarters (April-September). Therefore, the results of any interim period is not necessarily indicative of the results that might be expected during a full fiscal year.

Forward Looking Statements

From time to time, we make statements about our future results in this Form 10-QSB/A that may constitute "forward-looking statements" within the meaning of the Private Securities litigation Reform Act of 1995. These statements include, but are not limited to, statements in the Management's Discussion and Analysis (above) regarding the opening of our new offices and the expansion of our business in South Florida, our anticipated revenues for 2000, the expected aggregate value of real estate transactions we handled in 2000, as well as the anticipated synergies among our three operating units, are based on our current expectations and the current economic environment. We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Our actual results could differ materially form those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ material from those in the forward-looking statements, include, but are not limited to: (i) the continued growth in the residential real estate market in South Florida including the successful increase in operation; (ii) the operation of our recently-acquired title company becoming profitable; (iii) the increased profitability of our mortgage brokerage business; (iv) the general availability of home mortgage financing at favorable rates; (v) continued positive economic climate in the United States; (vi) competition in our existing lines of business; and (vii) our ability to obtain and maintain working capital, whether internally generated or from financing sources (on acceptable terms) in order to finance our growth strategy.

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

The Company created a new subsidiary, First Reserve Insurance, Inc. ("FRINS") in 2000. On September 13, 2000, FRINS signed an exclusive agreement with an insurance broker to market and sell insurance products to the clients of EWM and the Company. These insurance products include, but are not limited to, propert and casualty, automobile, life and health insurance policies. The results of operations for FRINS are included in the consolidated condensed statement of income for the period from September 13, 2000, to September 30, 2000.

Item 6.  Exhibits and Reports on Form 8-K

         A.       Exhibits.
                  ---------

                  Exhibit 27     Financial Data Schedule

         B.       Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 20, 2000                 FIRST RESERVE, INC.


                                        By: /s/ Ronald A. Shuffield
                                           -------------------------------------
                                            Ronald A. Shuffield, President and
                                            Principal Financial Officer

                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2000 AND 1999, AND
                               DECEMBER 31, 1999

                      FIRST RESERVE, INC. AND SUBSIDIARIES

                             CORAL GABLES, FLORIDA

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                           (Unaudited)
                                          September 30,   December 31,
                                               2000            1999
                                           -----------     -----------
CURRENT ASSETS
    Cash                                   $ 1,284,943     $   727,130
    Interest bearing deposit from bank         125,000         125,000
    Receivables                                389,694         356,331
    Mortgage loans held for sale               846,950         830,620
    Prepaid expenses and other                 155,146         178,297
                                           -----------     -----------
           Total current assets              2,801,733       2,217,378
                                           -----------     -----------
PROPERTY AND EQUIPMENT
    Furniture and equipment                  1,203,915         898,579
    Office equipment                           914,220         762,748
    Transportation equipment                    20,000          28,102
    Leasehold improvements                     690,244         435,323
    Equipment held under capital leases         35,730          35,730
                                           -----------     -----------
                                             2,864,109       2,160,482
    Less accumulated depreciation           (1,014,784)       (823,743)
                                           -----------     -----------
           Net property and equipment        1,849,325       1,336,739
                                           -----------     -----------
OTHER ASSETS
    Goodwill, net                            1,302,094       1,348,397
    Deposits and other                         175,764          87,834
                                           -----------     -----------
           Total other assets                1,477,858       1,436,231
                                           -----------     -----------
           Total assets                    $ 6,128,916     $ 4,990,348
                                           ===========     ===========

See the accompanying notes to the condensed consolidated financial statements which are an integral part of these statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     (Unaudited)
                                                    September 30,    December 31,
                                                         2000            1999
                                                     -----------     -----------
CURRENT LIABILITIES
    Accounts payable and accrued expenses            $   362,371     $   297,063
    Deferred mortgage fee income                          17,721          22,740
    Escrow deposits                                           --           4,909
    Current portion of obligations under
        capital leases                                     6,774           6,109
    Current maturities of long term debt, net
        of unamortized discount                        1,537,601       1,011,382
                                                     -----------     -----------
           Total current liabilities                   1,924,467       1,342,203
                                                     -----------     -----------
LONG TERM LIABILITIES
    Obligations under capital leases                      19,114          24,299
    Note payable, net of unamortized discount            220,314         930,826
                                                     -----------     -----------
           Total long term liabilities                   239,428         955,125
                                                     -----------     -----------
           Total liabilities                           2,163,895       2,297,328
                                                     -----------     -----------
STOCKHOLDERS' EQUITY
    Common  stock,  no  par  value,
        100,000,000 authorized shares;
        6,915,050 and 6,767,050 shares issued and
        outstanding at September 30, 2000 and
        December 31, 1999, respectively                6,139,307       5,939,507
    Accumulated deficit                               (2,174,286)     (3,246,487)
                                                     -----------     -----------
           Total stockholders' equity                  3,965,021       2,693,020
                                                     -----------     -----------
           Total liabilities and stockholders'
               equity                                $ 6,128,916     $ 4,990,348
                                                     ===========     ===========

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       (Unaudited)      (Unaudited)
                                                        Nine-month       Nine-month
                                                       Period Ended     Period Ended
                                                       September 30,    September 30,
                                                           2000             1999
                                                       ------------     ------------
REVENUES                                               $ 23,464,336     $ 18,598,069
                                                       ------------     ------------
COSTS AND EXPENSES
    Commissions, fees and other incentives               15,264,869       12,080,062
    General and administrative expenses                   6,825,976        5,843,105
    Depreciation and amortization                           263,413          185,701
    Legal and other settlements                                  --            9,300
                                                       ------------     ------------
           Total costs and expenses                      22,354,258       18,118,168
                                                       ------------     ------------
           Income  from  operations  before  income
               taxes and other income and expenses        1,110,078          479,901
                                                       ------------     ------------
OTHER INCOME AND (EXPENSES)
    Interest income                                          23,476           43,479
    Interest expense                                       (108,089)        (103,418)
    Other income                                             49,687               --
    Other expenses                                               --           (1,600)
    Gain on disposition of property and equipment             4,537          222,365
                                                       ------------     ------------
           Total other income and (expenses)                (30,389)         160,826
                                                       ------------     ------------
           Income before income taxes                     1,079,689          640,727

PROVISION FOR INCOME TAX                                      7,488               --
                                                       ------------     ------------
           Net income                                  $  1,072,201     $    640,727
                                                       ============     ============
BASIC EARNINGS PER COMMON SHARE                        $       0.16     $       0.10
                                                       ============     ============
WEIGHTED AVERAGE COMMON SHARES                            6,783,314        6,567,783
                                                       ============     ============
DILUTED EARNINGS PER COMMON SHARES                     $       0.16     $        .10
                                                       ============     ============
WEIGHTED AVERAGE DILUTED COMMON SHARES                    6,783,314        6,712,792
                                                       ============     ============

See the accompanying notes to the condensed consolidated financial statements which are an integral part of these statements.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       (Unaudited)     (Unaudited)
                                                       Three-month     Three-month
                                                      Period Ended    Period Ended
                                                      September 30,   September 30,
                                                           2000            1999
                                                       -----------     -----------
REVENUES                                               $ 8,140,384     $ 6,742,950
                                                       -----------     -----------
COSTS AND EXPENSES
    Commissions, fees and other incentives               5,203,429       4,334,465
    General and administrative expenses                  2,339,102       2,110,431
    Depreciation and amortization                           93,589          68,378
    Legal and other settlements                                 --           5,300
                                                       -----------     -----------
           Total costs and expenses                      7,636,120       6,518,574
                                                       -----------     -----------
           Income  from  operations  before  income
               taxes and other income and expenses         504,264         224,376
                                                       -----------     -----------
OTHER INCOME AND (EXPENSES)
    Interest income                                         10,896          24,864
    Interest expense                                       (43,262)        (44,570)
    Other income                                            16,955              --
    Gain on disposition of property and equipment            4,537              --
                                                       -----------     -----------
           Total other income and (expenses)               (10,874)        (19,706)
                                                       -----------     -----------
           Income before income taxes                      493,390         204,670

PROVISION FOR INCOME TAX                                     2,888              --
                                                       -----------     -----------
           Net income                                  $   490,502     $   204,670
                                                       ===========     ===========
BASIC EARNINGS PER COMMON SHARE                        $      0.07     $      0.03
                                                       ===========     ===========
WEIGHTED AVERAGE COMMON SHARES                           6,783,314       6,567,783
                                                       ===========     ===========
DILUTED EARNINGS PER COMMON SHARES                     $      0.07     $      0.03
                                                       ===========     ===========
WEIGHTED AVERAGE DILUTED COMMON SHARES                   6,783,314       6,712,792
                                                       ===========     ===========

See the accompanying notes to the condensed consolidated financial statements which are an integral part of these statements.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                (Unaudited)
                                                 Nine-month Period Ended September 30, 2000
                                         ---------------------------------------------------------
                                            Common         Common                        Total
                                            Stock          Stock       Accumulated    Stockholders'
                                            Shares         Amount        Deficit         Equity
                                         -----------    -----------    -----------     -----------
BALANCE, December 31, 1999                 6,767,050    $ 5,939,507    $(3,246,487)    $ 2,693,020

No par value stock issued for the
    acquisition of assets of Ross &
    Associates, Inc.                         138,000        186,300             --         186,300

No par value stock issued for the
    acquisition of assets of Daniels
    Group, Inc.                               10,000         13,500             --          13,500

Net income for the nine-month period
    ended September 30, 2000                      --             --      1,072,201       1,072,201
                                         -----------    -----------    -----------     -----------
        BALANCE, September 30, 2000        6,915,050    $ 6,139,307    $(2,174,286)    $ 3,965,021
                                         ===========    ===========    ===========     ===========
                                                                (Unaudited)
                                                 Three-month Period Ended September 30, 2000
                                         ---------------------------------------------------------
                                            Common         Common                        Total
                                            Stock          Stock       Accumulated    Stockholders'
                                            Shares         Amount        Deficit         Equity
                                         -----------    -----------    -----------     -----------
BALANCE, June 30, 2000                     6,767,050    $ 5,939,507    $(2,664,788)    $ 3,274,719

No par value stock issued for the
    acquisition of assets of Ross &
    Associates, Inc.                         138,000        186,300             --         186,300

No par value stock issued for the
    acquisition of assets of Daniels
    Group, Inc.                               10,000         13,500             --          13,500

Net income for the three-month period
    ended September 30, 2000                      --             --        490,502         490,502
                                         -----------    -----------    -----------     -----------
        BALANCE, September 30, 2000        6,915,050    $ 6,139,307    $(2,174,286)    $ 3,965,021
                                         ===========    ===========    ===========     ===========

See the accompanying notes to the condensed consolidated financial statements which are an integral part of these statements.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                           (Unaudited)      (Unaudited)
                                                            Nine-month       Nine-month
                                                           Period Ended     Period Ended
                                                           September 30,    September 30,
                                                               2000             1999
                                                           ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                           $ 23,512,232     $ 18,623,010
    Interest received                                            23,476           39,266
    Interest paid                                              (127,100)        (126,202)
    Cash paid to suppliers and employees                    (22,006,480)     (18,068,236)
    Net increase in mortgage loans held for sale                (16,330)        (683,350)
    Settlements paid                                           (177,588)        (170,488)
    Income taxes paid                                            (7,488)              --
                                                           ------------     ------------
           Net cash provided by (used in)
               operating activities                           1,200,722         (386,000)
                                                           ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Advances to employees                                       (12,700)          (8,300)
    Net increase (decrease) in deposits                          12,823          (40,292)
    Purchase of property and equipment                         (655,355)      (1,018,187)
    Purchase of interest bearing deposit with bank                   --         (125,000)
    Payment for purchase of acquired companies;
        net of cash received                                         --         (185,397)
    Proceeds from disposition of property and equipment           4,537          225,000
                                                           ------------     ------------
           Net cash used in investing activities               (650,695)      (1,152,176)
                                                           ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings on loan payable                         --          500,000
    Net proceeds from line of credit                             16,952          674,289
    Payment on loan payable                                      (4,646)          (1,500)
    Payment of capital lease obligation                          (4,520)              --
                                                           ------------     ------------
           Net cash provided by  financing
               activities                                         7,786        1,172,789
                                                           ------------     ------------
           Net increase (decrease)  in cash                     557,813         (365,387)

CASH, beginning of period                                       727,130        1,055,160
                                                           ------------     ------------
CASH, end of period                                        $  1,284,943     $    689,773
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

                      FIRST RESERVE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                 (Unaudited)    (Unaudited)
                                                                 Nine-month      Nine-month
                                                                Period Ended    Period Ended
                                                                September 30,   September 30,
                                                                    2000            1999
                                                                 -----------     -----------
RECONCILIATION  OF  NET INCOME  TO  NET  CASH
    PROVIDED BY (USED IN)  OPERATING ACTIVITIES:
        Net income                                               $ 1,072,201     $   640,727
        Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
               Depreciation                                          203,144         135,774
               Amortization                                           60,269          50,028
               Gain on disposition of property and equipment          (4,537)       (222,365)
               Decrease in accounts receivable                         8,137          24,941
               Increase in mortgage loans held for sale              (16,330)       (683,350)
               Decrease in prepaid expenses and
                  other assets                                        19,057          51,302
               Decrease  in  accounts  and  notes (operating)
                  payable and accrued expenses                      (131,291)       (383,057)
               Decrease in deferred mortgage fee income               (5,019)             --
               Decrease in escrow deposits                            (4,909)             --
                                                                 -----------     -----------
                      Net cash provided by (used in)
                         operating activities                    $ 1,200,722     $  (386,000)
                                                                 ===========     ===========

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

         On September 1, 2000, EWM acquired substantially all of the assets of the Daniels Group, Inc. ("Daniels") in a business combination accounted for as a purchase. Daniels was primarily engaged in the same activity as EWM. Under the terms of the agreement, the shareholder of Daniels received 10,000 shares of common stock of the Company on the date of the acquisition. Additional cash consideration to the former shareholder of Daniels may be paid to her, pending achieving certain commission levels during four separate one-year periods, ending on August 31, 2004. If these commission levels are not achieved during these four separate one- year periods, no additional cash consideration will be paid. Due to the contingent nature of this cash consideration, the Company will record this transaction as additional purchase price upon the former shareholder of Daniels achieving the required commission levels. Based on recent trading of the Company's stock, the fair value of the Company's stock price on the acquisition date was $1.35 per share. The total cost of the acquisition was approximately $13,500. The results of operations for Daniels are included in the consolidated condensed statements of income for the period from September 1, 2000 to September 30, 2000.

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

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8 - EARNINGS PER SHARE (CONTINUED)

         The following is the calculation of earnings per share:

                                                                Nine-month          Nine-month
                                                               Period Ended        Period Ended
                                                            September 30, 2000  September 30, 1999
                                                                ----------          ----------
Basic earnings per common share:
    Numerator
       Net income before extraordinary
           items applicable to common
               stockholders                                     $1,072,201          $  640,727
           Extraordinary items, net                                     --                  --
                                                                ----------          ----------
           Income applicable to common
               stockholders                                     $1,072,201          $  640,727
                                                                ==========          ==========
       Denominator
          Weighted average common shares                         6,783,314           6,567,783
                                                                ----------          ----------
           Basic EPS                                            $      .16          $      .10
                                                                ==========          ==========
Diluted earnings per common share:
       Numerator
           Net income before extraordinary
               items applicable to common
               stockholders                                     $1,072,201          $  640,727
           Extraordinary items, net                                     --                  --
                                                                ----------          ----------
           Income applicable to common
               stockholders                                     $1,072,201          $  640,727
                                                                ==========          ==========
       Denominator
           Weighted average common shares                        6,783,314           6,712,792
           Contingent shares                                            --                  --
                                                                ----------          ----------
           Weighted average diluted common
               shares                                            6,783,314           6,712,792
                                                                ----------          ----------
           Diluted EPS                                          $      .16          $      .10
                                                                ==========          ==========

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8 - EARNINGS PER SHARE (CONTINUED)

                                                               Three-Month        Three-Month
                                                               Period Ended       Period Ended
                                                            September 30, 2000  September 30, 1999
                                                                ----------          ----------
Basic earnings per common share:
   Numerator
       Net income before extraordinary
           items applicable to common
           stockholders                                         $  490,502          $  204,670
       Extraordinary items, net                                         --                  --
                                                                ----------          ----------
       Income applicable to common
           stockholders                                         $  490,502          $  204,670
                                                                ==========          ==========
   Denominator
       Weighted average common shares                            6,783,314           6,567,783
                                                                ----------          ----------
       Basic EPS                                                $      .07          $      .03
                                                                ==========          ==========
Diluted earnings per common share:
   Numerator
       Net income before extraordinary
           items applicable to common
           stockholders                                         $  490,502          $  204,670
       Extraordinary items, net                                         --                  --
                                                                ----------          ----------
       Income applicable to common
           stockholders                                         $  490,502          $  204,670
                                                                ==========          ==========
   Denominator
       Weighted average common shares                            6,783,314           6,712,792
       Contingent shares                                                --                  --
                                                                ----------          ----------
       Weighted average diluted common
           shares                                                6,783,314           6,712,792
                                                                ----------          ----------
       Diluted EPS                                              $      .07          $      .03
                                                                ==========          ==========

         Warrants to purchase 500,000 shares of common stock at $2.54 per share and 500,000 shares of common stock at $2.92 per share were outstanding for the nine- month periods ended September 30, 2000 and 1999, but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. The warrants, which expire on August 31, 2003, were still outstanding at the end of the nine-month periods ending September 30, 2000 and 1999.

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


                                     Nine-month Period Ended September 30, 2000
                       ------------------------------------------------------------------------
                        Esslinger,      Embassy       Columbia
                         Wooten,       Financial      Title of        First
                      Maxwell, Inc.  Services, Inc. Florida, Inc.  Reserve, Inc.       Total
                       -----------    -----------    -----------    -----------     -----------
Revenue                $21,615,313    $ 1,088,514    $   760,509    $        --     $23,464,336
Net income (loss)      $ 1,212,782    $    78,251    $    45,427    $  (264,259)    $ 1,072,201
Identifiable assets
     at period end     $ 4,445,237    $ 1,217,857    $   211,657    $   254,165     $ 6,128,916
                                     Three-month Period Ended September 30, 2000
                       ------------------------------------------------------------------------
                        Esslinger,      Embassy       Columbia
                         Wooten,       Financial      Title of        First
                      Maxwell, Inc.  Services, Inc. Florida, Inc.  Reserve, Inc.       Total
                       -----------    -----------    -----------    -----------     -----------
Revenue                $ 7,370,516    $   467,495    $   302,373    $        --     $ 8,140,384
Net income (loss)      $   478,659    $    62,856    $    45,502    $   (96,515)    $   490,502
Identifiable assets
     at period end     $ 4,445,237    $ 1,217,857    $   211,657    $   254,165     $ 6,128,916
                                     Nine-month Period Ended September 30, 1999
                       ------------------------------------------------------------------------
                        Esslinger,      Embassy       Columbia
                         Wooten,       Financial      Title of        First
                      Maxwell, Inc.  Services, Inc. Florida, Inc.  Reserve, Inc.       Total
                       -----------    -----------    -----------    -----------     -----------
Revenue                $17,414,145    $   899,801    $   283,471    $       652     $18,598,069
Net income (loss)      $   779,768    $    27,672    $   163,493    $  (330,206)    $   640,727
Identifiable assets
     at period end     $ 3,069,144    $   998,978    $   589,392    $   267,087     $ 4,924,601

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 9 - BUSINESS SEGMENT INFORMATION (CONTINUED)

                                  Three-month Period Ended September 30, 1999
                       ----------------------------------------------------------------------
                        Esslinger,      Embassy       Columbia
                         Wooten,       Financial      Title of        First
                      Maxwell, Inc. Services, Inc. Florida, Inc.  Reserve, Inc.     Total
                       ----------    ----------     ----------     ----------     ----------
Revenue                $6,279,565    $  322,655     $  140,730     $       --     $6,742,950
Net income (loss)      $  358,646    $   30,392     $  (46,328)    $ (138,040)    $  204,670
Identifiable assets
     at period end     $3,069,144    $  998,978     $  589,392     $  267,087     $4,924,601

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

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 11 - UNAUDITED PROFORMA CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

         The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had this transaction been consummated at the beginning of the period presented:

                                            Nine-month        Nine-month
                                           Period Ended      Period Ended
                                           September 30      September 30,
                                               2000             1999
                                            -----------      -----------
         Total revenue                      $25,980,588      $18,741,126
                                            ===========      ===========
         Net income                         $ 1,051,748      $   461,565
                                            ===========      ===========
         Earnings per share
             Basic                          $      0.16      $      0.07
                                            ===========      ===========
             Weighted average shares          6,783,314        6,567,783
                                            ===========      ===========
             Diluted                        $      0.16      $      0.07
                                            ===========      ===========
             Weighted average shares          6,783,314        6,712,792
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