Form 10KSB
period 2000-12-31
FIRST RESERVE INC
filed 2001-04-02
CIK 1060846

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    FOR THE TRANSITION PERIOD FROM __________ TO _____________

                         COMMISSION FILE NUMBER: 0-28067

                               FIRST RESERVE, INC.
             (Exact name of registrant as specified in its charter)

           FLORIDA                                               86-0740730
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

      1360 South Dixie Highway
     Coral Gables, Florida 33146
(Address of principal executive offices)

       Registrant's telephone number, including area code: (305) 667-8871

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year are $32,829,214.

The number of shares of Common Stock of the registrant outstanding as of March 30, 2001 is 6,715,050.

         Documents Incorporated by Reference

         Portions of the registration statement on Form 10-SB, filed with the SEC on May 14, 1999, and Form 10-SB/A, filed with the SEC on September 13, 1999, are incorporated by reference into Part III, Item 13.

                               FIRST RESERVE, INC.

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

Item 1.         Business......................................................1

Item 2.         Properties....................................................6

Item 3.         Legal Proceedings.............................................6

Item 4.         Submission of Matters to a Vote of Security Holders...........6

                                     PART II

Item 5.         Market for Registrant's Common Stock Equity and
                     Related Stockholder Matters..............................6

Item 6.         Management's Discussion and Analysis of
                     Financial Condition and Results of Operations............7

Item 7.         Financial Statements and Supplementary Data...................8

Item 8.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosures................................8

                                    PART III

Item 9.         Directors, Executive Officers and
                     Control Persons of the Registrant........................9

Item 10.        Executive Compensation........................................10

Item 11.        Security Ownership of Certain Beneficial Owners
                     and Management...........................................11

Item 12.        Certain Relationships and Related Transactions................12

Item 13.        Exhibits, Financial Statement Schedules, and
                     Reports on Form 8-K......................................12

                                     PART I

ITEM 1.    BUSINESS

GENERAL

First Reserve, Inc. (the "Company" or "Registrant") is a holding company whose primary operations are through Esslinger-Wooten-Maxwell, Inc. ("EWM"), a wholly-owned subsidiary, and a general real estate brokerage firm. EWM was originally founded in 1964. Allen C. Harper and Ronald A. Shuffield, the current principals of the Company, purchased EWM in April 1984 through First Reserve, Inc., a Florida corporation ("First Reserve Florida"), which was established for the purpose of acquiring EWM. First Reserve Florida was a holding company that wholly-owned EWM along with certain other related entities.

History

Pursuant to a Stock Purchase Agreement dated January 7, 1998, certain shareholders of First Reserve Florida acquired 83.3% of the total shares of common stock (5,000,000 shares) of Phoenix Financial Reporting Group, Inc. ("PFRG"), a public holding company with no operations. The PFRG shares were acquired from four different shareholders for an aggregate purchase price of $80,000. The remaining 1,000,000 shares of PFRG common stock were owned by 219 shareholders that owned shares in PFRG prior to the consummation of the Stock Purchase Agreement. By acquiring 83.3% of PFRG, the shareholders of First Reserve Florida acquired control of PFRG.

PFRG was organized under the laws of the State of Arizona on September 7, 1993 under the name El Squared, Inc. On August 31, 1994, El Squared, Inc. changed its name to PFRG. On February 2, 1998, PFRG changed its name to First Reserve, Inc. ("FRI"). On June 17, 1998, the Company transferred it domicile from Arizona to Florida, effectively becoming a Florida corporation. Our headquarters is located at 1360 South Dixie Highway, Coral Gables, Florida 33146. Our telephone number is (305) 667-8871 and the fax number is (305) 667-0781.

Subsequent to the above-described acquisition, FRI issued additional shares of common stock. In addition, pursuant to an Agreement of Tax-Free Reorganization (the "Exchange Merger Agreement"), dated as of April 1, 1998, the shareholders of First Reserve Florida and the shareholders of Embassy Financial Services, Inc. ("Embassy"), a licensed residential mortgage lender that originates loans in an agency capacity on behalf of other mortgage lenders, exchanged all of the shares of common stock of First Reserve Florida and Embassy respectively, for shares of the Company's common stock, with the result being that First Reserve Florida and Embassy became wholly-owned subsidiaries of FRI. This exchange was intended to qualify as a tax-free reorganization pursuant to Section 351 of the Internal Revenue Code of 1986, as amended. After the completion of the share exchange, First Reserve Florida was merged into FRI and all the assets of First Reserve Florida became assets of FRI.

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

Under the terms of the Gerard Merger Agreement, all of the shares of common stock of Gerard were converted into and exchanged for up to 500,000 shares of the Company, in the ratio of (i) 3,000 shares of the Company's Common Stock for each share of Gerard Common Stock and (ii) 2,000 shares of the Company's Common Stock for each share of Gerard common stock, which shall be subject to and released from escrow in accordance with the terms and conditions set forth in the Gerard Merger Agreement. As of September 30, 1998, all of Gerard's pending real estate transactions have been administered by EWM and EWM is entitled to the brokerage proceeds therefrom.

On March 31, 1999 the Company purchased all the stock of Columbia Title of Florida, Inc. ("Columbia") in a business combination accounted for as purchase. Columbia is a title company engaged in the business of closing real estate and mortgage loan transactions, primarily in the South Florida area. Columbia has two branches, Miami and Key Largo, Florida. Under the terms of the agreement, the shareholder of Columbia received $100 for the stock of Columbia. The agreement also provided for additional consideration if the assets of the Key Largo branch were sold within ninety days of the acquisition date. If this condition was met, the former shareholder of Columbia would receive eighty-five percent (85%) of the net proceeds of the sale of the assets of the Key Largo branch. If the sale did not effectuate within the ninety days, all the assets of the Key Largo branch would be transferred back to the former shareholder of Columbia. The sale of the assets of the Key Largo branch was made within the ninety day period. As a result, additional consideration of $191,350 for the acquisition of the stock was recorded. The total cost of the acquisition was approximately $191, 350. Goodwill of approximately $257,340 resulting from this transaction is being amortized on the straight-line method aver 20 years. As a result of this merger, accounted for as a purchase, assets of $104,267, goodwill of $257,340, and liabilities of $170,257 were recorded.

On September 30, 1999, the Company issued 200,000 shares of its common stock to the former shareholders of Gerard. These shares were previously held in escrow as discussed above. As a result, common stock and goodwill increased by $200,000.

On September 1, 2000, EWM purchased substantially all the assets of Ross& Associates, Inc. ("Ross") for $186,300 in stock of the Company. As a result of this acquisition, accounted for as a purchase, property, plant and equipment of $46,875, accounts receivable of $41,500 and other assets of $97,925 were recorded. Ross was primarily engaged in the same activity as EWM. Under the terms of the agreement, the Ross sole shareholder received 138,000 shares of common stock of the Company on the date of the acquisition. An additional 112, 000 "contingent shares" of common stock of the Company will be issued pending future gross commission income to be generated by the former shareholder of Ross over the next 12 months. Due to the contingent nature of these shares, the Company will record them as additional purchase price upon issuance of the shares. The total cost of the acquisition, excluding the contingent shares, was $186,300.

On September 1, 2000, EWM acquired substantially all the assets of Daniels Group, Inc. ("Daniels") for $13,500 in stock of the Company. As a result of this acquisition, accounted for as a purchase, property, plant and equipment totaling $13,500 was recorded. Daniels was primarily engaged in the same activity as EWM. Under the terms of the agreement, the shareholder of Daniels received 10,000 shares of common stock of the Company on the date of the acquisition. Additional cash consideration to the former shareholder of Daniels may be paid, pending achieving certain commission levels during four separate one-year periods, ending on August 31, 2004. If these commission levels are not achieved during these four separate one-year periods, no additional cash consideration will be paid. Due to the contingent nature of this cash consideration, the Company will record this transaction as additional purchase price upon the former shareholder of Daniels achieving the required commission levels. Based on recent trading of Company's stock, the fair value of the Company's stock price on the acquisition date was $1.35 per share. The total cost of the acquisition was approximately $13,500.

The Company created a new subsidiary, First Reserve Insurance, Inc. ("FRINS") in 2000. On September 13, 2000, FRINS signed an exclusive agreement with an insurance broker to market and sell insurance products to the clients of EWM and the Company. These insurance products include, but are not limited to, property and casualty, automobile, life and health insurance policies.

Operations

Our primary operations are conducted through Esslinger-Wooten-Maxwell, Inc., our wholly-owned subsidiary. EWM is a Florida licensed real estate brokerage firm with nine offices, which engages approximately 615 sales associates and support staff, in Miami-Dade and Broward Counties. In 2000, EWM closed 4,179 real estate sale transactions and 802 rental transactions having a gross dollar value of $1,300,000,000. The average home price was $317,000.

EWM is member of the Realtor Association of Greater Miami and the Beaches, the Realtor Association of Dade County, the Realtor Association of Greater Ft. Lauderdale and the Florida Keys Association of Realtors. We offer our services in nine southern Florida locations. EWM operates from seven offices located in Miami Dade County, Florida: Coral Gables/Coconut Grove, downtown Coral Gables, South Miami, Miami Beach, Key Biscayne, the Brickell area and Pinecrest/Palmetto area; and two offices located in Broward County, Florida: Plantation and Weston. Additionally, we intend to open a new office in the Las Olas/Ft. Lauderdale area in May 2001. EWM provides the following services:

         o        Residential Brokerage
         o        Commercial Brokerage
         o        Relocation
         o        Property Management and Leasing
         o        International Brokerage
         o        Business Brokerage

EWM has recently expanded into Broward County by opening an office in Plantation. We believe that this expansion will allow EWM to take advantage of the burgeoning growth in the residential real estate market in Broward as well as the much sought after relocation transferee market.

Residential Brokerage

EWM acts as a broker or agent in residential real estate transactions. EWM markets homes in every price range throughout Miami-Dade County, with a market niche in luxury properties (over $500,000). All customers who list their property for sale with EWM must sign an Exclusive Right of Sale Listing Agreement, which provides that EWM shall be the exclusive sales agent for a set period of time. Our residential brokerage services offered to sellers of real estate include:

         o Pricing a property based on market knowledge and current research
         o        Individualized marketing program for each property
         o Preparation of Seller's Net Sheet, setting forth costs of sale and net profit estimates upon closing
         o        Suggestions for preparing a property for sale
         o        Appointment options
         o Inclusion of all properties in the computerized South Florida Regional Multiple Listing System
         o        Pre-qualifying of potential buyers' ability to purchase
         o General advice and assistance in preparing forms and attending closing of transaction
         o Negotiating the terms and conditions of the sales and purchase contract
         o        Conducting "open houses" for properties
         o        Obtaining tenants

In exchange for these services, the customer pays our commission which is typically fixed at 6% of the sales price, of which 3% is paid to the "listing" broker and 3% is paid to the "selling" broker, which amounts are then divided between the Company and the participating sales associate.

EWM assists buyers of real estate by providing the following services:

         o Locating a property that meets personal and financial objectives
         o        Showing the buyer properties
         o Assistance with inspections, repairs, and obtaining appraisals, etc.
         o Negotiating the terms and conditions of the sales and purchase contract
         o Assisting the buyer in preparing for and attending closing of transactions.

In exchange for these services, the customer pays our commission which is generally fixed at 6% of the sales price.

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

Commercial Brokerage

EWM's commercial brokerage services provide specialized services to third parties, including financial institutions, investors, developers and landowners. EWM's services include but are not limited to:

         o        Commercial Sales and Leasing
         o        Property Owner Representation
         o        Tenant Representation
         o        Corporate Relocations
         o        Project Management
         o        Market Surveys
         o        Project Feasibilities
         o        Computer Financial Models
         o        Construction and Permanent Loan Packaging
         o        Land Acquisition and Assemblage

         o        Workouts of Challenging Properties
         o        Real Estate Consulting

Relocation

EWM has an extensive corporate relocation division, specializing in corporate relocations. EWM is affiliated with several of the industry's largest relocation networks. In particular, EWM maintains a Strategic Alliance Agreement with the Cendant Mobility Relocation Network (successor to PHH Relocation Network) ("Cendant"), which we believe is the nation's largest relocation organization, and provides EWM with membership in Cendant's nationwide network of over 350 other suppliers of relocation services. Ron Shuffield, EWM's President, served on the PHH National Advisory Council (predecessor to Cendant) from 1993-1996.

We believe the South Florida area is strongly positioned for corporate relocations. The area serves as a hub for domestic and international business. Because of the favorable geographic location of Miami-Dade County, coupled with its trained commercial and industrial labor force, many Fortune 500 companies have a Latin American and Caribbean base in Miami. According to Miami-Dade County statistics obtained from the Miami-Dade County Beacon Council (the county's economic development council), in Coral Gables, Florida (our main office location) the following corporations have operations: Texaco West Africa/Latin America, Hilton Hotel-International, Apple Computer and IBM. In addition, such major corporations as Burger King and Eastman Kodak have significant South Florida operations. In order to capitalize on the growing need to assist international executives, EWM has a division devoted solely to assisting relocating executives.

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

A referral fee equal to 25 % to 30% of the selling commission received by EWM is paid to the referring party for any business referred to EWM. All outgoing referral fees earned by EWM are split between the referring associate and the Company. All outgoing referrals must be placed through the Relocation Network.

Property Management

The Property Management Division of EWM serves as an agent for the property owner, overseeing all facets of the leasing and management process, including customary landlord activities.

EWM provides property management for single family homes, condominiums, and apartment complexes. Specific property management services include:

         o        Collecting rent
         o        Accounting and bookkeeping services
         o        Regular property inspections
         o Coordination of regular maintenance (lawn pool, service contracts, etc.)
         o        Contract work (paint, repairs, etc.)
         o        Customer services for tenants
         o        Consistent owner contact
         o        Showing rental properties to prospective tenants.

Market

The rate of home sales in Miami-Dade County, Florida for 2000 showed a marked improvement over 1999. Analysts believe that strong consumer confidence, low interest rates, weak inflation and a continued increase of international buyers should continue to lead to a very strong real estate market in South Florida for the year 2001, with new and existing home sales to increase at a rate slightly higher than the national average.

According to Multiple Listing Service data, there were 23,529 existing home sales in Miami-Dade County in 2000, compared to 20,168 in 1999 representing a 16.7% increase in sales for 2000.

While homes under $200,000 accounted for 77% of all homes sold in Miami-Dade County in 2000, luxury homes continue to sell well in the region. In the past year, EWM was involved in 182 home sale transactions in Miami-Dade County through the Multiple Listing Service in the price range over $500,000. This equals 14.5% of the 1,253 total Miami-Dade County transactions in this price range through the Multiple Listing Service.

Marketing

We intend to undertake an aggressive growth strategy by engaging additional sales associates for our brokerage operations throughout Southeast Florida to increase market presence, sales volume and our geographic base. We intend to continue our expansion of our mortgage brokerage services and title company services across Southeast Florida.

The Company's services are marketed in a variety of outlets throughout South Florida. EWM's marketing efforts include, without limitation, advertising in all major newspapers, full-color magazine pictorials, targeted mailings, press releases and inclusion of all properties in the county-wide Multiple Listing Systems. EWM targets new sellers and buyers of its properties by placing advertisements for its properties in each Sunday's Miami Herald Real Estate Guide. Further, EWM mails its "Open House Sundays" literature monthly to over 92,000 potential customers in Miami-Dade and Broward counties. EWM provides its associates with advertising dollar value credits, based on their property's sales price, for use in various advertising means.

In addition to the above described traditional avenues of sales and marketing, we and our executives and associates are extremely active members of the community. EWM is a sponsor of such South Florida charities as the American Red Cross, United Way, Junior Orange Bowl, Junior Achievement, the College Assistance Program and the local arts and crafts festivals, just to name a few. Further, EWM is a member of all local Chambers of Commerce, and is a trustee for chambers in Miami, Coral Gables, and Ft. Lauderdale, Florida and is a member of the University of Miami Citizens Board.

Competition

All of the businesses in which we are engaged are highly competitive, especially residential real estate brokerage services. Many of our competitors, in particular those who benefit by affiliated franchising organizations, have substantially greater financial resources than the Company. Many of our competitors are also undertaking a growth strategy. EWM moved into the number one position (from number two in 1999) in total dollar sales of transactions for Miami-Dade County for homes based upon the South Florida Regional Multiple Listing System data. We believe that our ability to specialize in higher priced properties, coupled with the quality of our services, knowledge and relative strength in the South Florida market, positions us well with our competitors. The substantial amount of competition is expected to continue, which may have an adverse affect on our operations.

EWM believes it has a higher average sales price than that of its major competitors. Its average residential sales price substantially exceeds the average sales prices in Miami-Dade County. EWM sales for 2000 including all residential, commercial and rentals from existing operations and acquisitions and newly opened offices was approximately $1,300,000,000, a 35% increase from 1999. The total number of residential transactions closed for 2000 was 4,179.

Economic Factors

Our operations are directly dependent on the South Florida economy in general, and the South Florida real estate market in particular. South Florida's real estate market has been historically cyclical. Downturns in South Florida's economy will likely have adverse affects on our business and operations.

Regulatory Issues

Our operations are subject to various federal, state and local laws and regulations. EWM is licensed by the State of Florida Department of Business and Professional Regulation to sell real estate in the State of Florida. In addition, each of our real estate associates must be licensed with the State of Florida Department of Business and Professional Regulation as a real estate broker or real estate sales person. The licenses must be updated every two years by passing an administered examination. We have made, and will continue to make, expenditures to comply with such laws and regulations. We believe that our operations are in compliance with all applicable material laws and regulations. We do not believe that any laws or regulations currently in existence, or, to the best of our knowledge any laws which are being proposed or contemplated, will have an adverse affect on our financial condition or our operations.

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

Employees

As of December 31, 2000, we employ 92 persons full time as support staff and engage 550 persons as sales associates, who are independent contractors. Of the sales associates, 190 are based in our two Coral Gables offices, 90 are based in our Pinecrest/Palmetto office, 85 are based in our South Miami office, 75 are based in our Miami Beach office, 15 are based in our Brickell office, 15 are based in our Key Biscayne office, 25 are based in our Plantation office, and 55 are based in our Weston office. All sales associates are independent contractors rather than our employees , which is a standard structure in the real estate brokerage industry. We require that each associate sign an Independent Contractor Status Agreement that is a Florida Association of Realtors standard form.

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

Reports to Security Holders

We intend to provide all of our shareholders with an annual report of our operations, including audited financial statements, for the 12 month period ended December 31, 2000.

The public may read and copy any materials that we have on file with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling SEC at 1-800-SEC-0330.

ITEM 2.     PROPERTIES

Our facilities consist of nine offices: (1) 11,930 square feet leased at the Issuer's principal office at 1360 S. Dixie Highway, Coral Gables, Florida 33146;
(2) 7,468 square feet leased at 12651 S. Dixie Highway, Miami, Florida 33156;
(3) 5,000 square feet leased at 419 Arthur Godfrey Road, Miami Beach, Florida 33140; (4) 5,000 square feet leased office at 6150 S.W. 76 Street, South Miami, Florida; (5) 6,400 square feet leased at 8500 West Broward Boulevard, Plantation, Florida 33324; (6) 5,600 square feet leased at 4410 Weston Road, Weston, Florida 33331; (7) 5,000 square feet leased at 4689 Ponce de Leon Blvd., Coral Gables, Florida 33146; (8) 1,450 square feet leased at 606-A Crandon Blvd., Key Biscayne, Florida 33149; and (9) 1,350 square feet leased at 671 Brickell Key Drive, Miami, Florida 33131.

ITEM 3.    LEGAL PROCEEDINGS

We are currently not a party to any material litigation which is not incidental to the ordinary course of our business and operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2000.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK EQUITY
           AND RELATED STOCKHOLDER MATTERS

Our Common Stock is not currently quoted on any national exchange or other public trading market.

There were 178 shareholders of record of our Common Stock on December 31, 2000.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the Consolidated Financial Statements of First Reserve, Inc. and subsidiaries, as of December 31, 2000, and the related notes to the Consolidated Financial Statements, along with the Consolidated Financial Statements of First Reserve, Inc. and subsidiaries as of December 31, 1999 and the eleven month period ended December 31, 1998, and the related Notes to Consolidated Financial Statements. The Company's Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States and have been audited by the Company's independent accountants.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to the continuing operations of the Company.

Results of Operations

Revenues. The Company's revenues increased approximately 26.7% for the year ended December 31, 2000, over those for the year ended December 31, 1999. Approximately $1,350,000 of the increase in revenues is attributable to the openings of new real estate offices in Weston, Brickell Key, Key Biscayne and downtown Coral Gables during 2000. The percentage increase resulted from the following sources: (i) new Weston office (23%); (ii) existing sales offices (71%); and (iii) mortgage company operations (6%)

Operating Expenses. Operating expenses increased to approximately $31.44 million for the year ended December 31, 2000 versus $25.56 million for the year ended December 31, 1999. The significant components of the Company's operating expenses are: commissions to real estate associates (68%), officer and staff salaries (11%), office rental costs (4%), advertising expenses (4%), promotional expenses (1%) and insurance (1%). The Company's operating expenses also increased as a result of costs incurred by the Company in connection with the pre-opening costs associated with the creation of its Weston sales offices.

Interest. Interest income increased from approximately $56,000 for the year ended December 31, 1999 to approximately $82,000 for the year ended December 31, 2000 primarily due to higher average daily balances of unrestricted cash and Embassy's mortgage banking operations.

Pre-tax Income from Continuing Operations and Net Income. The Company had pre-tax income from operations of approximately $1,386,000 for the year ended December 31, 2000 as compared to pre-tax income of approximately $345,000 for the year ended December 31, 1999. This increase in pre-tax profit from continuing operations resulted primarily from increased residential sales.

Liquidity and Capital Resources

Cash provided by operating activities was $294,000 for the year ended December 31, 2000. This was primarily due to an increase in revenue from sales commissions and in mortgages held for sale.

Cash used for investing activities was approximately $827,000 for the year ended December 31, 2000, primarily attributable to the purchase of property and equipment and the purchase of an interest bearing deposit during this period.

Cash provided from financing activities was approximately $687,000 for the year ended December 31, 2000, principally due to the net proceeds received from the Company's "warehouse" line of credit.

At December 31, 2000, the Company had long term notes payable of approximately $726,000. The Company has a $1.8 million "warehouse" line of credit to fund loans to be made in connection with its mortgage banking operations. Each "warehouse" loan is fully backed by a permanent loan "take-out" commitment from a national lender of residential financing. As of December 31, 2000, the balance of this "warehouse" line of credit was approximately $1,788,000 with a corresponding asset of "mortgage loans held for sale" of $2,059,016. Current maturities of long term debt due in 2000 was approximately $205,000, exclusive of the "wharehouse" line of credit.

At December 31, 2000, the Company had shareholder equity of approximately $4,000,000. For the year ended December 31, 2000 the Company's net working capital (current assets minus current liabilities) increased to approximately $1,452,000 from $875,175 for the year ended December 31, 1999, primarily as a result of an increase in interest bearing deposits, accounts receivable and mortgage loans held for sale. The Company believes its current working capital will be sufficient to support its presently-contemplated strategy for the next 12 months.

The Company's new office in Weston, Broward County was completed in April, 2000. The Company anticipates that this office will increase opportunities to substantially increase sales.

Seasonality

The Company's operations are principally based on the residential real estate market in South Florida. These markets have historically been seasonal with generally higher sales in the second and third fiscal quarters. Therefore, the results of any interim period is not necessarily indicative of the results that might be expected during a full fiscal year.

Forward Looking Statements

From time to time, we make statements about our future results in this Form 10-KSB that may constitute "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to: (i) the continued growth in the residential real estate market in South Florida; (ii) the general availability of home mortgage financing at favorable rates; (iii) continued positive economic climate in the United States; (iv) competition in our existing lines of business; and (v) our ability to obtain and maintain working capital, whether internally generated or from financing sources (on acceptable terms) in order to finance our growth strategy.

ITEM 7.  FINANCIAL STATEMENTS

Immediately following the signature page in this Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS OF THE COMPANY

         The executive officers and directors of the registrant are as follows:

NAME                    AGE      POSITION
- ----                    ---      --------
Allen C. Harper          56      Chairman of the Board of Directors/
                                 Chief Executive Officer

Ronald A. Shuffield      50      President/Chief Operating Officer/Director
                                 President of EWM

Thierry Manni            34      Director

James E. Newmeyer        52      Secretary/Treasurer and Director
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

                                            SUMMARY COMPENSATION TABLE

                                                                                              Long-Term
                                                                                            Compensation
                                                                                            ------------
                                                  Annual Compensation                          Awards
                                      ---------------------------------------                  ------
             Name and                                                                   Securities Underlying
        Principal Position            Year          Salary              Bonus                  Options
        ------------------            ----          ------              -----           ---------------------
Allen C. Harper - Chief               2000         $150,000              ---                     ---
Executive Officer                     1999         $205,769              ---                     ---
                                      1998         $274,682              ---                     ---

Ronald A. Shuffield -                 2000         $320,000              ---                     ---
President, Chief Operating            1999         $329,615              ---                     ---
Officer;                              1998         $323,630              ---                     ---
President of EWM

James E. Newmeyer -                   2000         $145,187              ---                     ---
Secretary, Treasurer; President       1999         $183,548              ---                     ---
of Embassy Financial Services,        1998         $143,092*             ---                     ---
Inc.

Thomas E. Byrne, President,           2000         $200,000
EWM Commercial Sales                  1999         $217,685
Division                              1998         $111,800**

- ------------
*  Beginning April 1, 1998, through December 31, 1998.
** Beginning May 1, 1998, through December 31, 1998.

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

Compensation of Officers - Employment Agreements

On March 5, 1998, the Company entered into employment agreements with Messrs. Harper and Shuffield. The agreements memorialize the employment relationship that have existed since 1984 between the respective individuals and the Company. The agreements have an initial five year term, with an option for each employee to extend for an additional five-year period. Mr. Shuffield's agreement provides for his employment as President of EWM at a base salary of $320,000 per year with a bonus of up to 7.5% of EWM's pre-tax net income. Mr. Harper's agreement provides for his employment as Chairman and Chief Executive Officer of EWM at a base salary of $150,000 per year with a bonus of up to 7.5% of EWM's pre-tax net income. Each of the employment agreements provide that the base salary shall be increased at least 10% per year during the term of the agreement. The Company also pays for disability and life insurance for both Messrs. Harper and Shuffield and provides each with full medical and health insurance coverage, a 401(K) plan and an automobile. Messrs. Harper and Shuffield have agreed to receive salaries in lesser amounts than those set forth in their respective employment agreements.

In connection with the purchase of Byrne, EWM also entered into an employment agreement with Thomas E. Byrne dated as of May 1, 1998. Mr. Byrne's agreement provides for his employment as President of EWM's Commercial Sales Division at a base salary of $100,000 plus a commission and bonus incentives based on real estate closings. In addition, EWM provides Mr. Byrne with full medical and health insurance coverage and a 401(K) plan. The agreement provides for an initial term of five years.

Also, in connection with the purchase of Columbia, an employment agreement, dated as of March 31, 1999, was entered into between Columbia and Marjorie Schwartz. Mrs. Schwartz's agreement provided for her employment as Senior Vice President of Underwriting for Columbia at a base salary of $100,000 plus a car allowance and insurance costs related thereto. Columbia also agreed to provide Mrs. Schwartz with group health insurance during her employment period. Mrs. Schwartz has since passed away.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the securities ownership of those persons who own more than five (5%) percent of the registrant's outstanding common stock as of the date hereof, including shares owned by its executive officers and directors:

                                    Name and Address of                                             Percent of Class
    Title of Class                   Beneficial Owners                      No. of Shares                 (%)
    --------------                  -------------------                     -------------           ----------------
Common Stock            Thomas E. Byrne                                        421,000                    6.27
                        6150 S.W. 76th Street
                        South Miami, FL 33143

Common stock            James E. Newmeyer                                      314,700                    4.69
                        1360 S. Dixie Highway
                        Coral Gables, FL 33146

Common Stock            Allen C. Harper &                                    1,113,501                   16.58
                        Carol Harper, JTWROS
                        1360 S. Dixie Highway
                        Coral Gables, FL 33146

Common Stock            Ronald A. Shuffield                                  1,113,501                   16.58
                        1360 S. Dixie Highway
                        Coral Gables, FL 33146

Common Stock            VALORSEC                                             2,160,001                   32.17
                        M. Thierry Manni
                        c/o 1360 S. Dixie Highway
                        Coral Gables, FL 33146

Common Stock            Officers and directors, as a group                   4,701,703                   70.02
                        (4 persons)

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to two First Reserve, Inc. Common Stock Purchase Warrants dated August 31, 1998 (collectively, the "Warrants"), the Company granted to VALORSEC Vermaltungs & Treu-Anstalt, a Swiss company ("VALORSEC"), rights to purchase Common Stock of the Company. M. Thierry Manni, a director of the Company, is a director of VALORSEC. The first Warrant grants VALORSEC the right to purchase 500,000 shares of the Common Stock of the Company at the initial exercise price of $3.50 per share. Due to various stock transactions, the exercise of the warrants has decreased to $2.98 per share. The second Warrant grants VALORSEC the right to purchase 500,000 shares of the Common Stock of the Company at the initial exercise price of $3.00 per share. All Warrants may be exercised until August 31, 2004. Because of various stock transactions, the exercise price of the warrants has decreased to $2.58 per share.

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

         10.3* Articles of Merger of Byrne-Rinehart & Co. (a Florida corporation) and Esslinger-Wooten-Maxwell,

                  Inc. (a Florida corporation).

         10.4* Articles of Merger of Gerard International Realty, Inc. (a Florida corporation) and Esslinger-Wooten- Maxwell, Inc. (a Florida corporation).

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

         10.7** Promissory Note for $1.2 million between First Reserve, Inc. and R.T. Construction Interests, Inc., dated July 13, 1998.

         10.8**   Confidential Private Offering Memorandum, dated April 6, 1998.

         10.9** Common Stock Purchase Warrant between the Company and Valorsec, dated August 31, 1998.

         10.10** Common Stock Purchase Warrant between the Company and Valorsec, dated August 31, 1998.

         21**     Subsidiaries of the registrant.

         23.1     Consent of McClain and Company, L.C.


(b)      REPORTS ON FORM 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FIRST RESERVE, INC.

Date:    March 30, 2001        By:      /s/ Allen C. Harper
                                        ----------------------------------------
                               Title:   Chairman

                               By:     /s/ Ronald A. Shuffield
                                       -----------------------------------------
                               Title:   Director

                               By:    /s/ James E. Newmeyer
                                      ------------------------------------------
                               Title:   Director

                        CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

                      FIRST RESERVE, INC. AND SUBSIDIARIES

                              CORAL GABLES, FLORIDA

                          INDEPENDENT AUDITORS' REPORT


The Officers and Directors
First Reserve, Inc. and Subsidiaries
Coral Gables, Florida

We have audited the accompanying consolidated balance sheets of First Reserve, Inc. and Subsidiaries ("the Company"), as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999, and for the eleven-month period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Reserve, Inc. and Subsidiaries, as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999, and the eleven-month period ended December 31, 1998 in conformity with generally accepted accounting principles.

McClain & Company, L.C.

February 12, 2001
Miami, Florida

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                      FIRST RESERVE, INC. AND SUBSIDIARIES


                                     ASSETS

                                                   2000               1999
                                               -----------         -----------
CURRENT ASSETS
    Cash                                       $   881,258         $   727,130
    Interest-bearing deposit with bank             225,000             125,000
    Receivables                                    800,315             356,331
    Mortgage loans held for sale                 2,059,016             830,620
    Prepaid expenses and other                     264,013             178,297
                                               -----------         -----------

        Total current assets                     4,229,602           2,217,378
                                               -----------         -----------

PROPERTY AND EQUIPMENT
    Furniture and fixtures                       1,233,021             898,579
    Office equipment                               928,329             762,748
    Transportation equipment                        20,000              28,102
    Leasehold improvements                         690,244             435,323
    Equipment held under capital leases             35,730              35,730
                                               -----------         -----------
                                                 2,907,324           2,160,482
    Less accumulated depreciation               (1,085,269)           (823,743)
                                               -----------         -----------

        Net property and equipment               1,822,055           1,336,739
                                               -----------         -----------

OTHER ASSETS
    Goodwill, net                                1,286,660           1,348,397
    Deposits and other                             182,513              87,834
                                               -----------         -----------

        Total other assets                       1,469,173           1,436,231
                                               -----------         -----------

        Total assets                           $ 7,520,830         $ 4,990,348
                                               ===========         ===========

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  2000                1999
                                                              -----------         -----------
CURRENT LIABILITIES
    Accounts payable and accrued expenses                     $   546,576         $   297,063
    Bank overdraft                                                108,360                  --
    Deferred mortgage fee income                                   58,625              22,740
    Reserves on deposits                                           63,820               4,909
    Warehouse line of credit - bank                             1,788,324             820,682
    Current portion of obligations under capital
        leases                                                      7,012               6,109
    Current maturities of long-term debt, net
        of unamortized discount                                   204,985             190,700
                                                              -----------         -----------

           Total current liabilities                            2,777,702           1,342,203
                                                              -----------         -----------


LONG-TERM LIABILITIES
    Obligations under capital leases                               17,287              24,299
    Note payable, net of unamortized
        discount                                                  725,843             930,826
                                                              -----------         -----------

           Total long-term liabilities                            743,130             955,125
                                                              -----------         -----------

           Total liabilities                                    3,520,832           2,297,328
                                                              -----------         -----------

STOCKHOLDERS' EQUITY
    Common stock, no par value, 100,000,000
        authorized shares, 6,915,050 shares
        issued and 6,715,050 outstanding in 2000,
        6,767,050 shares issued and
        outstanding in 1999                                     6,139,307           5,939,507
    Accumulated deficit                                        (1,869,309)         (3,246,487)
    Less treasury stock, 200,000 common
        shares, no par value, at cost                            (270,000)                 --
                                                              -----------         -----------

           Total stockholders' equity                           3,999,998           2,693,020
                                                              -----------         -----------

           Total liabilities and stockholders'  equity        $ 7,520,830         $ 4,990,348
                                                              ===========         ===========

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, AND
                   ELEVEN-MONTH PERIOD ENDED DECEMBER 31, 1998
                      FIRST RESERVE, INC. AND SUBSIDIARIES

                                                         2000            1999            1998
                                                     ------------    ------------    ------------
REVENUES
    Real estate management and brokerage             $ 30,252,462    $ 24,279,056    $ 15,955,827
    Mortgage                                            1,493,631       1,128,555       1,059,216
    Title fees                                          1,081,051         500,693              --
    Insurance                                               2,070              --              --
                                                     ------------    ------------    ------------

        Total revenues                                 32,829,214      25,908,304      17,015,043
                                                     ------------    ------------    ------------
COST AND EXPENSES
    Commissions, fees and other incentives:

        Real estate                                    20,915,737      16,622,396      10,629,783
        Mortgage                                          906,511         570,459         631,456
        Title                                             309,758         118,201              --
        Insurance                                              --              --              --
    General and administrative expenses                 8,956,187       7,962,389       4,416,803
    Depreciation and amortization                         355,292         280,102         153,956
    Legal and other settlements                                --           9,300       1,048,812
                                                     ------------    ------------    ------------

        Total costs and expenses                       31,443,485      25,562,847      16,880,810
                                                     ------------    ------------    ------------

        Income from operations before income taxes
           and other income and expenses                1,385,729         345,457         134,233
                                                     ------------    ------------    ------------
OTHER INCOME AND (EXPENSES)
    Interest income                                        81,514          56,381          14,029
    Other income                                           64,002          63,898              --
    Interest expense                                     (142,242)       (131,022)        (35,832)
    Other expenses                                             --          (1,600)         (2,865)
    Gain on disposition of property and equipment           4,537         222,365              --
                                                     ------------    ------------    ------------

        Total other income and (expenses)                   7,811         210,022         (24,668)
                                                     ------------    ------------    ------------

        Income before income taxes                      1,393,540         555,479         109,565

PROVISION FOR INCOME TAX                                   16,362              --              --
                                                     ------------    ------------    ------------

        Net income                                   $  1,377,178    $    555,479    $    109,565
                                                     ============    ============    ============
EARNINGS PER COMMON SHARE:
    BASIC EARNINGS PER COMMON SHARE                  $       0.20    $       0.08    $       0.02
                                                     ============    ============    ============

    WEIGHTED AVERAGE COMMON SHARES                      6,768,847       6,618,009       5,718,504
                                                     ============    ============    ============

    DILUTED EARNINGS PER COMMON SHARE                $       0.20    $       0.08    $       0.02
                                                     ============    ============    ============

    WEIGHTED AVERAGE DILUTED COMMON
        SHARES                                          6,768,847       6,727,016       5,730,085
                                                     ============    ============    ============

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

               FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, AND
                   ELEVEN-MONTH PERIOD ENDED DECEMBER 31, 1998
                      FIRST RESERVE, INC. AND SUBSIDIARIES


                                                            2000   1999     1998
                                                            ----   ----   --------
PRO FORMA EARNINGS PER SHARE (FROM
    CONTINUING OPERATIONS - SEE NOTE 17):

        NET INCOME AS REPORTED                               N/A    N/A   $109,565

        Pro forma adjustment to provision for income taxes                      --
                                                                          --------

        PRO FORMA NET INCOME                                              $109,565
                                                                          ========

        BASIC EARNINGS PER COMMON SHARE                                   $   0.02
                                                                          ========

        DILUTED EARNINGS PER COMMON SHARE                                 $   0.02
                                                                          ========

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE ELEVEN-MONTH PERIOD ENDED DECEMBER 31, 1998

                                                                Common        Common                                      Total
                                                                Stock         Stock        Paid-In       Accumulated   Stockholders'
                                                                Shares        Amount       Capital         Deficit         Equity
                                                             -----------    ----------    -----------    -----------     -----------
BALANCE, February 1, 1998                                          2,613    $    2,255    $ 4,681,877    $(3,868,888)    $  815,244

No par value stock acquired from reverse merger of
    Phoenix Financial Reporting Group, Inc. with First
    Reserve, Inc. and Embassy Financial Services, Inc.         3,000,000           130             --             --            130

No par value stock issued from reverse merger of
    Phoenix Financial Reporting Group, Inc. with First
    Reserve, Inc. and Embassy Financial Services, Inc.         2,312,050     4,676,288             --             --      4,676,288

Return of capital to the shareholders of Embassy
    Financial Services, Inc. prior to the reorganization              --            --         (7,844)            --         (7,844)

Retirement of Embassy Financial Services, Inc. common
    stock as a result of the reverse merger with Phoenix
    Financial Reporting Group, Inc.                               (1,500)          (30)       (43,346)            --        (43,376)

Retirement of First Reserve, Inc. common stock as a
    result of the reverse merger with Phoenix Financial
    Reporting Group, Inc.                                         (1,113)       (2,225)    (4,630,687)            --     (4,632,912)

No par value stock issued from "504" private placement           555,000       363,089             --             --        363,089

No par value stock issued from the acquisition of Byrne-
    Rhinehart & Co.                                              400,000       400,000             --             --        400,000

No par value stock issued from the acquisition of Gerard
    International Realty, Inc.                                   300,000       300,000             --             --        300,000

Distributions to Embassy Financial Services, Inc. former
    "S" stockholders of $14.21 per common share                       --            --             --        (42,643)       (42,643)

Net income for the 11-month period ended December
    31, 1998                                                          --            --             --        109,565        109,565
                                                               ---------    ----------        -------    -----------     ----------
BALANCE, December 31, 1998                                     6,567,050    $5,739,507        $    --    $(3,801,966)    $1,937,541
                                                               =========    ==========        =======    ===========     ==========

The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000


                                                   Common        Common                                                Total
                                                   Stock         Stock      Treasury     Paid-In     Accumulated    Stockholders'
                                                   Shares        Amount       Stock      Capital       Deficit         Equity
                                                 ---------    ----------    ---------    --------    -----------    -------------
BALANCE, December 31, 1998                       6,567,050    $5,739,507    $      --     $    --    $(3,801,966)    $1,937,541

No par value stock issued from acquisition
    of Gerard International Realty, Inc.
    previously held as contingent shares.          200,000       200,000           --          --             --        200,000

Net income                                              --            --           --          --        555,479        555,479
                                                 ---------    ----------    ---------     -------    -----------     ----------

BALANCE, December 31, 1999                       6,767,050     5,939,507           --          --     (3,246,487)     2,693,020

No par value stock issued for the acquisition
    of assets of Ross & Associates, Inc.           138,000       186,300           --          --             --        186,300

No par value stock issued for the acquisition
    of assets of Daniels Group, Inc.                10,000        13,500           --          --             --         13,500

Acquisition of treasury stock                     (200,000)           --     (270,000)         --             --       (270,000)

Net income                                              --            --           --          --      1,377,178      1,377,178
                                                 ---------    ----------    ---------     -------    -----------     ----------

BALANCE, December 31, 2000                       6,715,050    $6,139,307    $(270,000)    $    --    $(1,869,309)    $3,999,998
                                                 =========    ==========    =========     =======    ===========     ==========

The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
               FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, AND
                 THE ELEVEN-MONTH PERIOD ENDED DECEMBER 31, 1998
                      FIRST RESERVE, INC. AND SUBSIDIARIES


                                                             2000            1999            1998
                                                         ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                         $ 32,585,528    $ 25,976,747    $ 16,882,003
    Interest received                                          81,514          50,567          14,029
    Interest paid                                            (150,706)       (144,875)            (80)
    Cash paid to suppliers and employees                  (30,887,749)    (25,473,970)    (15,673,531)
    Settlements paid                                         (177,588)       (170,487)       (298,812)
    (Payments to borrowers) receipts from lenders, net     (1,120,036)       (830,620)             --
    Income taxes paid                                         (37,113)             --              --
                                                         ------------    ------------    ------------

           Net cash provided by (used in) operating
               activities                                     293,850        (592,638)        923,609
                                                         ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Advances to employees                                     (11,600)         (5,924)             --
    Net (increase) decrease in deposits                       (20,977)         28,743         (59,247)
    Purchases of property and equipment                      (698,569)       (987,699)       (219,936)
    Payment for purchase of acquired
        companies; net of cash received                            --        (185,297)       (286,291)
    Purchase of interest-bearing deposit
        with bank, net of maturities                         (100,000)       (125,000)             --
    Proceeds from disposition of property
        and equipment                                           4,537         225,000           6,000
                                                         ------------    ------------    ------------

           Net cash used in investing activities             (826,609)     (1,050,177)       (559,474)
                                                         ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrows on loan payable                          --         500,000              --
    Net proceeds from warehouse line of credit                967,642         820,682              --
    Payment on loan payable                                    (4,646)           (575)             --
    Payment of capital lease obligation                        (6,109)         (5,322)             --
    Acquisition of treasury stock                            (270,000)             --              --
    Return of paid-in-capital                                      --              --          (7,844)
    Distributions paid                                             --              --         (42,643)
    Net proceeds from "504" private placement
        and recapitalization                                       --              --         363,089
                                                         ------------    ------------    ------------

           Net cash provided by financing activities          686,887       1,314,785         312,602
                                                         ------------    ------------    ------------

           Net increase (decrease) in cash                    154,128        (328,030)        676,737

CASH, beginning of period                                     727,130       1,055,160         378,423
                                                         ------------    ------------    ------------

CASH, end of period                                      $    881,258    $    727,130    $  1,055,160
                                                         ============    ============    ============

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
               FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, AND
                   ELEVEN-MONTH PERIOD ENDED DECEMBER 31, 1998
                      FIRST RESERVE, INC. AND SUBSIDIARIES


                                                                 2000           1999           1998
                                                              -----------    -----------    -----------
RECONCILIATION OF NET INCOME TO NET CASH
    PROVIDED BY (USED IN) OPERATING
    ACTIVITIES:
        Net income                                            $ 1,377,178    $   555,479    $   109,565
        Adjustments to reconcile net income to net
           cash provided by  (used in) operating
           activities:
               Depreciation                                       273,628        211,392        120,469
               Amortization                                        81,664         68,710         33,487
               Gain on disposition of property and
                  equipment                                        (4,537)      (222,365)            --
               Loss on abandonment of property
                  and equipment                                        --             --          3,097
               (Increase) decrease in prepaid expenses and
                  other assets                                    (69,820)        64,975        (94,817)
               Increase in receivables                           (402,484)       (23,104)      (122,428)
               Increase  in  mortgage  loans  held for sale    (1,228,396)      (830,620)            --
               Increase (decrease) in accounts and notes
                  (operating) payable and accrued expenses         63,461       (442,060)       874,236
               Increase in bank overdraft                         108,360             --             --
               Increase in deferred mortgage fee income            35,885         22,740             --
               Increase in reserves on deposit                     58,911          2,215             --
                                                              -----------    -----------    -----------

                      Net cash provided by (used in)
                         operating activities                 $   293,850    $  (592,638)   $   923,609
                                                              ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    On September 1, 2000, Esslinger, Wooten & Maxwell, Inc. ("EWM"), purchased substantially all the assets of Ross & Associates, Inc. for $186,300 in stock of the Company. As a result of this acquisition, accounted for as a purchase, property, plant and equipment of $46,875, accounts receivable of $41,500, and other assets of $97,925 were recorded.

    On September 1, 2000, EWM acquired substantially all the assets of The Daniels Group, Inc. for $13,500 in stock of the company. As a result of this acquisition, accounted for as a purchase, property, plant and equipment totaling $13,500 was recorded.

    On March 31, 1999, the Company purchased all the stock of Columbia Title of Florida, Inc. ("Columbia"), for $191,350. As a result of this merger, accounted for as a purchase, assets of $104,267, goodwill of $257,340, and liabilities of $170,257 were recorded.

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
               FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, AND
                   ELEVEN-MONTH PERIOD ENDED DECEMBER 31, 1998
                      FIRST RESERVE, INC. AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
(CONTINUED)

    On September 30, 1999, the Company issued 200,000 shares of common stock of the Company to the former shareholders of Gerard International Realty, Inc. ("Gerard"). These shares were previously held in escrow as "contingent" shares as further discussed on Note 1. As a result, common stock and goodwill increased by $200,000.

    In 1999, the Company expensed $80,000 of shareholders' loan receivables that were previously advanced to certain shareholders for services performed in the current year.

    On April 1, 1998, First Reserve, Inc. and Embassy Financial Services, Inc. merged with First Reserve, Inc. ("Arizona"), f/k/a Phoenix Financial Reporting Group, Inc. As a result of this merger, accounted for as a reverse acquisition under the purchase method, Embassy Financial Services, Inc.'s assets totaling $91,223 and liabilities totaling $47,847 were recorded. In addition, First Reserve, Inc.'s (Arizona's) assets totaling $129 were recorded. No goodwill was recorded as a result of this merger.

    On May 1, 1998, the Company purchased all the stock of Byrne-Rhinehart & Co. ("Byrne"), for $300,000 in cash and $400,000 in stock of the Company. Simultaneous with the stock purchase, Byrne was merged into a wholly-owned subsidiary of the Company, EWM. As a result of this merger, accounted for as a purchase, assets of $11,045, goodwill of $692,085, and liabilities of $3,130 were recorded.

    On September 30, 1998, the Company purchased all the stock of Gerard for $300,000 in stock of the Company. Simultaneous with the stock purchase, Gerard was merged into the Company's wholly-owned subsidiary, EWM. As a result of this merger, accounted for as a purchase, assets of $706,490, goodwill of $258,915, and liabilities of $665,405 were recorded.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION AND COMBINATION The accompanying consolidated financial statements include the accounts of First Reserve, Inc. and its wholly-owned subsidiaries, Esslinger, Wooten & Maxwell, Inc. ("EWM"), First Reserve Realty, Inc. ("FRRI"), First Reserve Management, Inc., First Reserve Equities, Inc., Embassy Financial Services, Inc. ("Embassy"), Columbia Title of Florida, Inc. ("Columbia"), and First Reserve Insurance, Inc. (collectively "the Company"). In 2000, the Company created a new subsidiary, First Reserve Insurance, Inc. ("FRINS"). The results of operations for FRINS are included in the consolidated statements of income for the period from September 13, 2000 to December 31, 2000. Columbia was acquired on March 31, 1999, accordingly, Columbia's activity as part of the consolidated group for the year ended December 31, 1999 is for the period from March 31, 1999 to December 31, 1999. Embassy's activity as part of the consolidated group for the year ended December 31, 1998 is for the period from April 1, 1998 to December 31, 1998. For the period from January 1, 1998 to March 31, 1998, Embassy was not a subsidiary of the Company, but was under common ownership and control. Accordingly, the accounts of Embassy for this period have been combined with the accounts of the Company and are reflected in the consolidated statements of income, stockholders' equity and cash flows for the eleven-month period ended December 31, 1998.

         The accounts of Embassy are for the year ended December 31, 1998.

         All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

         NATURE OF OPERATIONS
         EWM and FRRI are primarily engaged in the brokerage and management of residential and commercial real estate in South Florida. FRRI became a dormant corporation in 1999.

         Embassy is a licensed residential mortgage lender that specializes in conventional, FHA, and VA first mortgages primarily in the South Florida area. In 1999, Embassy began funding loans to be made in connection with its mortgage banking operations. Each loan is backed by a permanent loan "take-out commitment" from a national lender of residential financing. The loans are purchased by the national lender once permanent financing is secured. Embassy does not service these loans.

         Columbia is a title company engaged in the business of closing real estate and mortgage loan transactions, primarily in the South Florida area.

         FRINS is primarily engaged in insurance brokerage. On September 13, 2000, FRINS signed an exclusive agreement with an insurance broker to market and sell insurance products to the clients of EWM and the Company. These insurance products include, but are not limited to, property and casualty, automobile, life, and health insurance policies.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         NATURE OF OPERATIONS (CONTINUED)
         First Reserve Management, Inc. and First Reserve Equities, Inc. are dormant corporations and were dissolved in 2000.

         REORGANIZATIONS
         On April 1, 1998, the Company's Board of Directors authorized a plan of reorganization. The reorganization involves the shareholders of First Reserve, Inc., a Florida corporation, and Embassy Financial Services, Inc., transferring 100% of each company's stock in exchange for 4,624,000 shares of First Reserve, Inc., f/k/a Phoenix Financial Reporting Group, Inc., a non-operating Arizona corporation in shell form. This reorganization was accounted for as a reverse acquisition under the purchase method. After the reorganization, the former shareholders of First Reserve (Florida) and Embassy own 83.33% of First Reserve (Arizona). The two surviving corporations are First Reserve, Inc. (Arizona) and Embassy Financial Services, Inc. On June 17, 1998, First Reserve, Inc. (Arizona) domesticated to Florida.

         BUSINESS COMBINATIONS
         On September 1, 2000, EWM acquired substantially all the assets of Ross & Associates, Inc. ("Ross"), in a business combination accounted for as a purchase. Ross was primarily engaged in the same activity as EWM. Under the terms of the agreement, Ross' sole shareholder received 138,000 shares of common stock of the Company on the date of the acquisition. An additional 112,000 "contingent" shares of common stock of the Company will be issued pending future gross commission income to be generated by the former shareholder of Ross over the next 12 months. Due to the contingent nature of these shares, the Company will record them as additional purchase price upon issuance of the shares. Based on recent trading of the Company's stock, the fair value of the Company's stock price on the acquisition date was $1.35 per share. The total cost of the acquisition, excluding the contingent shares, was $186,300. The results of operations for Ross are included in the consolidated statements of income for the period from September 1, 2000 to December 31, 2000.

         On September 1, 2000, EWM acquired substantially all of the assets of The Daniels Group, Inc. ("Daniels"), in a business combination accounted for as a purchase. Daniels was primarily engaged in the same activity as EWM. Under the terms of the agreement, Daniel's sole shareholder received 10,000 shares of common stock of the Company on the date of the acquisition. Additional cash consideration to the former shareholder of Daniels may be paid, pending the achievement of certain commission levels during four separate one-year periods, ending on August 31, 2004. If these commission levels are not achieved during these four separate one- year periods, no additional cash consideration will be paid. Due to the contingent nature of this cash consideration, the Company will record this transaction as additional purchase price upon the former shareholder of Daniels achieving the required commission levels. Based on recent trading of the Company's stock, the fair value of the Company's stock price on the acquisition date was $1.35 per share. The total cost of the acquisition was approximately $13,500. The results of operations for Daniels are included in the consolidated statements of income for the period from September 1, 2000 to December 31, 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         On March 31, 1999, the Company acquired all the stock of Columbia in a business combination accounted for as a purchase. Columbia is a title company engaged in the business of closing real estate and mortgage loan transactions, primarily in the South Florida area. Columbia has two branches, Miami and Key Largo, Florida. Under the terms of the agreement, the former shareholder of Columbia (seller) received $100 for the stock of Columbia. The agreement also provided for additional consideration if the assets (including goodwill) of the Key Largo branch were sold within 90 days after the acquisition date. If this condition was met, the seller would receive eighty-five percent (85%) of the net proceeds of the sale of the assets of the Key Largo branch. If the sale did not effectuate within the 90 days, all the assets of the Key Largo branch office would be transferred back to the seller. The sale of the Key Largo branch was made within the 90 day period. As a result, additional consideration of $191,250 for the acquisition of the stock was recorded. The total cost of the acquisition was approximately $191,350. Goodwill of $257,340 resulting from this transaction is being amortized on the straight-line method over 20 years. The results of operations of Columbia are included in the consolidated statements of income for the period beginning March 31, 1999.

         On May 1, 1998, the Company acquired all the stock of Byrne-Rhinehart & Co. ("Byrne"). Simultaneous with the stock purchase, Byrne merged into a subsidiary of the Company, EWM, in a business combination accounted for as a purchase. Byrne was primarily engaged in the same activity as EWM. Under the terms of the agreement, the shareholders of Byrne received $300,000 in cash and 400,000 shares of common stock of First Reserve, Inc., for all the shares of stock of Byrne. Based on a recent private offering of the Company's stock, the fair value of the Company's share price on the acquisition date was valued at $1 per share. The total cost of the acquisition was approximately $732,000, which includes direct acquisition costs of approximately $32,000. Goodwill of approximately $692,000, resulting from this transaction, is being amortized on the straight-line method over 20 years. The results of operations for Byrne are included in the consolidated statements of income for the period beginning May 1, 1998.

         On September 30, 1998, the Company acquired all the stock of Gerard International Realty, Inc. ("Gerard"). Simultaneous with the stock purchase, Gerard was merged into EWM in a business combination accounted for as a purchase. Gerard was primarily engaged in the same activity as EWM. Under the terms of the agreement, the shareholders of Gerard received 300,000 shares of common stock of the Company on the date of the acquisition. Based on a recent private offering of the Company's stock, the fair value of the Company's share price on the acquisition date was valued at $1 per share. As further discussed in
         Note 16, an additional 200,000 "contingent" shares of common stock of the Company were held in escrow pending future gross commission income to be generated by the former shareholders of Gerard over the next 24 month period and were subsequently recorded as additional purchase price on September 30, 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         The total cost of the Gerard acquisition, excluding the contingent shares, was approximately $335,000, which includes direct acquisition costs of approximately $35,000. Goodwill of approximately $259,000 resulting from this transaction is being amortized on the straight-line method over 40 years. As a result of the issuance of the contingent shares, additional goodwill in the amount of $200,000 was recorded. This increase in goodwill is being amortized on the straight-line method over the remaining life of the asset or 39 years. The results of operations for Gerard are included in the consolidated statements of income for the period beginning September 30, 1998.

         REVENUE RECOGNITION
         EWM and FRRI earn commissions from the sale of commercial and residential real estate and from the management of rental properties. Revenues are recorded when the real estate sale is closed and the management fees are earned. All fees and revenues are included as "title fees" in the financial statements. Commission, fees and other expenses related to these revenues are included as "commission, fees and other incentives - title" in the financial statements.

         Embassy charges its customers for loan fees, ancillary fees and interest related to mortgages for the purchase and refinancing of their homes. Mortgage loan origination revenues, offset by direct loan origination costs, are deferred and the net amount is recognized as a component of gain on sale of mortgage loans when the sale of the loan has been consummated. Mortgage loan origination revenue consists primarily of loan origination, application and other fees paid by the borrowers and service release premiums paid by the investors. Embassy recognizes these fees when the related loan is delivered to the third party purchaser. All fees and revenues are included as "mortgage revenues" in the financial statements. Direct loan origination costs consist of commissions paid to Embassy's mortgage consultants, appraisal fees and credit report fees paid to third parties. These costs are expensed when the loan is delivered to third party purchaser and are included in the financial statements as "commission, fees and other incentives - mortgage". Interest on mortgage loans held for sale is recorded in income as earned when incurred.

         Columbia charges its customers title search, recording and other ancillary fees related to mortgages for the purchase and refinancing of their homes. Columbia records revenues when the mortgage is "closed". All revenues are included as "title fees" in the financial statements. Commission, fees and other expenses related to these revenues are included as "commission, fees and other incentives - title" in the financial statements.

         FRINS records revenue as of the effective date of the insurance policy. Contingent revenue is recorded in income when received.

         Expenses for all companies are recorded when they are incurred.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ORGANIZATIONAL COSTS
         In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP 98-5), Reporting on the Costs of Start-up Activities. SOP 98-5 requires companies to expense organizational costs as they are incurred and is effective for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 for the year beginning January 1, 1999. Total amount written off amounted to $636 for the year ended December 31, 1999.

         DIRECT ACQUISITION COSTS
         Direct acquisition costs are amortized on the straight-line method over five years. Direct acquisition costs are reflected in other assets and amounted to $34,217 and $47,615, net of accumulated amortization at December 31, 2000 and 1999, respectively. Amortization expense charged to operations for the years ended December 31, 2000 and 1999, and the eleven-month period ended December 31, 1998 were $13,399, $13,398, and $5,980, respectively.

         CASH AND CASH EQUIVALENTS
         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents, excluding cash held in trust.

         INTEREST-BEARING DEPOSIT WITH BANK
         Interest-bearing deposit with bank consists of a one-year certificate of deposit held at a financial institution bearing interest at 7% per annum and maturing in October 2001.

         CASH HELD IN TRUST
         The Company maintains separately designated Trust accounts for homebuyers' earnest money, property owners, tenants and other third parties. The Company holds such funds until sold properties are closed and leases have expired. Funds are disbursed in accordance with the settlement instructions or rental management agreements. These funds are not recorded in the Company's financial statements as they are held in a fiduciary capacity. At December 31, 2000 and 1999, the Company held $6,234,158 and $2,958,250 of funds in trust, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         PROPERTY AND EQUIPMENT
         Property and equipment are stated at cost and depreciated using straight-line and accelerated methods over the following estimated useful lives of the assets:

           Furniture and fixtures                 5 - 10 years
           Office equipment                       5 - 7 years
           Transportation equipment               5 years
           Leasehold improvements                 Shorter of the life of the underlying
                                                  lease or the estimated useful life of
                                                  the improvement
           Equipment held under capital leases    Shorter of the life of the underlying
                                                  lease or the estimated useful life of
                                                  the equipment

         Depreciation expense charged to operations for the years ended December 31, 2000 and 1999, and the eleven-month period ended December 31, 1998, was $273,628, $211,392 and $120,469, respectively.

         INCOME TAXES
         Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, minus the changes during the period in deferred tax assets and liabilities.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         CHANGE IN ACCOUNTING YEAR
         In 1998, the Company's Board of Directors and Stockholders, due to business and industry reporting reasons, elected to change the fiscal year of the Company from January 31 to December 31. The consolidated financial statements are for the eleven-month period ended December 31, 1998, for all companies in the consolidated group, except for the accounts of Embassy, which are for the year ended December 31, 1998.

         LONG-LIVED ASSETS
         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         USE OF ESTIMATES
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         RECLASSIFICATIONS
         For comparative purposes, certain items in the December 31, 1999 and 1998 financial statements have been reclassified to conform with the December 31, 2000 presentation.

         RECENT PRONOUNCEMENTS
         During 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. The Company did not own any derivative instruments nor participate in any hedging activities. The adoption of SFAS No. 133 will have no effect on the Company's financial condition or results of operations.

         In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", which summarized the SEC staff's views regarding the recognition and reporting of revenues in financial statements and requires companies to comply with the SAB no later than the fourth fiscal quarter of the fiscal year. The adoption of this SAB did not have an effect on the Company's financial condition or results of operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         During 1999, the Company adopted SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. It requires an entity engaged in mortgage banking activities to classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The adoption of SFAS 134 will have no effect on the Company's financial condition or results of operations.

         Effective for the year ended December 31, 1998, the Company adopted Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which requires companies to report information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and on assessing performance. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different product services. The adoption of SFAS No. 131 did not have an impact on the Company's financial condition or results of operation (see Note 6 for segment information).

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

         NON-COMPETITION AND CONSULTING AGREEMENTS
         Costs related to non-competition agreements entered into as part of the Company's acquisition of the assets of Ross and Daniels are being amortized over the period of the respective agreements, which is five years. Amortization expense charged to operations for the year ended December 31, 2000, amounted to $6,528.

NOTE 2 - RECEIVABLES
         Receivables consist primarily of open trade accounts that have not been reduced by an allowance for doubtful accounts, as management considers all receivables to be fully collectible.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 3 - MORTGAGE LOANS HELD FOR SALE
         Mortgage loans held for sale consist primarily of residential mortgage loans made in connection with Embassy's mortgage banking operations and are reported at the lower of cost or market value. The method used to determine this amount is the commitment price from national lenders utilizing the individual loan method. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Each loan is fully backed by a permanent loan "take-out commitment" from a national lender of residential financing. The mortgage loans are purchased by the national lender once permanent financing is secured, usually within 30 days of original funding.

NOTE 4 - GOODWILL
         The Company has accounted for the excess of the acquisition costs of certain subsidiaries over the fair value of identifiable assets as goodwill. This goodwill is being amortized over periods ranging from 15 to 40 years. Amortization expense charged to operations for the years ended December 31, 2000 and 1999, and the eleven-month period ended December 31, 1998, were $61,737, $54,676, and $27,507, respectively.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS
         Financial Accounting Standards Board Statement No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107), requires the Company to disclose the fair value of financial instruments for which it is practicable to estimate that value. SFAS 107 also requires the entity to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments.

         The following assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

         Commitment to Extend Credit
         The fair value of mortgage commitments (see Note 12) to extend credit is estimated by comparing Embassy's cost to acquire mortgages to the current price for similar mortgage loans, taking into account the terms of the commitments and creditworthiness of the counter parties.

         Notes Payable
         The fair values of the noninterest-bearing note payable is estimated based upon the present value of future payments using an imputed rate of interest of 10.175%. The fair values of the interest-bearing notes payable are estimated based upon current rates offered to the Company for debt of the same remaining maturities. Carrying amounts of the interest-bearing notes payable are reasonable estimates of their fair values.

         Capital Leases
         The carrying amounts of capital leases approximate their fair value.

         The estimated fair values of the Company's financial instruments at December 31, 2000 and 1999, were as follows:

                                              December 31, 2000         December 31, 1999
                                            ----------------------    -----------------------
                                             Carrying      Fair        Carrying      Fair
                                               Amount       Value        Amount       Value
                                            ----------   ---------    ----------   ----------
            Cash and cash equivalents       $  881,258   $  881,258   $  727,130   $  727,130
            Interest-bearing deposit with
                bank                        $  225,000   $  225,000   $  125,000   $  125,000
            Mortgage loans held for sale    $2,059,016   $2,059,016   $  830,620   $  830,620
            Notes payable                   $2,719,152   $2,719,152   $1,942,208   $1,942,208
            Capital leases                  $   24,299   $   24,299   $   30,408   $   30,408
            Commitment to extend credit     $       --   $       --   $       --   $    2,444

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 6 - BUSINESS SEGMENT INFORMATION
         The Company's operations are principally managed on a product services basis and are comprised of four reportable segments: Esslinger, Wooten & Maxwell, Inc. ("EWM"), Embassy Financial Services, Inc. ("Embassy"), Columbia Title of Florida, Inc. ("Columbia"), and First Reserve Insurance, Inc. ("FRINS"). EWM's product services consist of residential and commercial real estate brokerage and relocation services. Embassy's product services have been in the capacity of a mortgage lender and mortgage broker in the South Florida area, specializing in conventional, FHA and VA mortgages. Columbia's product has been in the capacity of a title company. FRINS has been in the capacity of insurance broker. Revenue, net income (loss) EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, and identifiable assets for these segments are as follows:

                                                        Year Ended December 31, 2000
                                 ------------------------------------------------------------------------------
                                                                             First
                                 Esslinger,         Embassy    Columbia     Reserve      First
                                   Wooten &       Financial     Title of    Insurance   Reserve
                                 Maxwell, Inc.  Services, Inc. Florida Inc.   Inc.        Inc           Total
                                 ------------   -------------- -------------------------------------------------
            Revenue               $30,252,462    $1,493,631    $1,081,051   $2,070     $       --    $32,829,214
            EBITDA                $ 1,890,985    $  164,313    $   58,875   $1,501     $ (224,600)   $ 1,891,074
            Net income (loss)     $ 1,582,083    $   72,565    $   44,393   $1,501     $ (323,364)   $ 1,377,178
            Identifiable assets
               at year end        $ 4,595,612    $2,420,673    $  232,447   $3,025     $  269,073    $ 7,520,830


                                                        Year Ended December 31, 1999
                                   -----------------------------------------------------------------------------
                                     Esslinger,       Embassy       Columbia
                                      Wooten &       Financial      Title of         First
                                    Maxwell, Inc.  Services, Inc.  Florida Inc.    Reserve, Inc.      Total
                                   -------------   --------------  ------------  ---------------   -------------
           Revenue                  $24,263,977     $1,128,555       $500,693       $  15,079       $25,908,304
           EBITDA                   $ 1,079,721     $   24,721       $135,341       $(273,180)      $   966,603
           Net income (loss)        $   840,535     $  (16,368)      $128,459       $(397,147)      $   555,479
           Identifiable assets
              at year end           $ 3,479,439     $1,115,331       $147,850       $ 247,728       $ 4,990,348


                                                 Eleven-Month Period Ended December 31, 1998
                                     -----------------------------------------------------------------
                                     Esslinger,        Embassy
                                       Wooten &        Financial           First
                                     Maxwell, Inc.    Services, Inc.    Reserve, Inc.         Total
                                     -------------    --------------    -------------      -----------
           Revenue                    $15,893,097       $1,060,938      $    61,008        $17,015,043
           EBITDA                     $   902,942       $  113,531      $  (717,120)       $   299,353
           Net income (loss)          $ 1,089,801       $   99,761      $(1,079,997)       $   109,565

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 7 - NOTES PAYABLE
         During 1999, Embassy obtained a $1,800,000 warehouse line of credit with a local bank to provide financing for mortgage loans that it originates. The line of credit is collateralized by the mortgage loans held for sale and is guaranteed by First Reserve. Advances on the line of credit can only be drawn with evidence of a committed residential mortgage loan. The line of credit cannot be used to fund any single residential mortgage in excess of $650,000. The note is due on demand, bears interest at prime less 3.75% (5.75% and 4.75% at December 31, 2000 and 1999, respectively), and is payable in monthly installments of interest only on the unpaid principal balance. At December 31, 2000 and 1999, Embassy had approximately $12,000 and $980,000, available for additional mortgage loan financing, respectively.

         At December 31, 2000 and 1999, notes payable consisted of the following:

                                                                                          December 31, 2000
                                                                           -------------------------------------------------
                                                                                              Unamortized
                                                                             Principal          Discount          Total
                                                                           ---------------    --------------  --------------
         Operating note payable to third party, non-interest bearing, payable in annual installments of $237,500, matures July 13,
             2002, unsecured, personally guaranteed by a shareholder of the Company (unamortized discount is based on imputed
             interest rate of 10.175%).                                       $ 430,828         $ 44,172        $ 475,000

         Note payable with an unrelated third
             party lender, interest at 9.5% per year, payable in interest only monthly installments of $3,958, principal due on
             January 31, 2002, unsecured, personally guaranteed by a
             share-holder of the Company.                                       500,000               --          500,000
                                                                              ---------          -------        ---------
                                                                                930,828           44,172          975,000
                Less current portion                                           (204,985)         (32,515)        (237,500)
                                                                              ---------          -------        ---------
                                                                              $ 725,843         $ 11,657        $ 737,500
                                                                              =========         ========        =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 7 - NOTES PAYABLE (CONTINUED)

                                                                                          December 31, 1999
                                                                           -------------------------------------------------
                                                                                              Unamortized
                                                                             Principal          Discount          Total
                                                                           ---------------    --------------  --------------
         Operating note payable to third party, non-interest bearing, payable in annual installments of $237,500, matures July 13,
             2002, unsecured, personally guaranteed by a share- holder of the Company (unamortized discount is based on imputed
             interest rate of 10.175%).                                       $    616,880      $ 95,620        $   712,500

         Loanwith a financing company, interest at 10.5% per year,
             payable in monthly principal and interest installments of
             $354.03, matures January 2001, secured by a vehicle.                    4,646            --              4,646

         Notepayable with an unrelated third party lender, interest at
             9.5% per year, payable in interest only monthly installments of $3,750, principal due on January 31, 2002, unsecured,
             personally guaranteed by a share- holder of the Company.              500,000            --            500,000
                                                                              ------------      --------        -----------
                                                                                 1,121,526        95,620          1,217,146
                    Less current portion                                          (190,700)      (51,446)          (242,146)
                                                                              ------------      --------        -----------

                                                                              $    930,826      $ 44,174        $   975,000
                                                                              ============      ========        ===========

         Principal payments and amortized discount on the notes payable for the next two years and in the aggregate are as follows:

                                                                                              Unamortized
                                                                             Principal          Discount          Total
                                                                           ---------------    --------------  --------------
             2001                                                             $1,993,309        $ 32,515         $2,025,824
             2002                                                                725,843          11,657            737,500
                                                                              ----------        --------        -----------

                                                                              $2,719,152        $ 44,172         $2,763,324
                                                                              ==========        ========         ==========

         Total interest expense under these notes for the years ended December 31, 2000 and 1999, was approximately $138,400 and $126,400, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 8 - CAPITAL LEASES
         During 1999, the Company entered into a lease of certain equipment under a capital lease expiring in the year 2003. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset and are included in net property and equipment. The assets are depreciated over the lesser of their estimated useful lives or the term of the lease. Depreciation of assets under capital leases is included in depreciation expense for the years ended December 31, 2000 and 1999.

         Minimum future lease payments under the capital lease for the next three years and in the aggregate are as follows:

            2001                                               $  9,947
            2002                                                  9,947
            2003                                                  9,947
                                                                -------

               Total minimum lease payments                      29,841
               Less amount representing interest                  5,542
                                                                -------
               Present value of net minimum lease payment        24,299

               Less current portion                               7,012
                                                                -------

                                                                $17,287
                                                                =======

         Interest rate on the capitalized lease is 13.9% and is imputed based on the lower of the Company's incremental borrowing rate at the inception of the lease or the lessor's implicit rate of return. Imputed interest expense for the years ended December 31, 2000 and 1999, was approximately $3,800 and $4,600, respectively.

NOTE 9 - EMPLOYMENT AGREEMENTS

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 9 - EMPLOYMENT AGREEMENTS (CONTINUED)
         On March 31, 1999, Columbia entered into an employment agreement with its Senior Vice President of Underwriting. This agreement provides for a base salary and other benefits. The term of the contract is for two years.

         Minimum future commitment under these employment agreements are as follows:

             2001                                    $   742,000
             2002                                        768,700
             2003                                        118,798
                                                      ----------

                                                      $1,629,498
                                                      ==========

         The total commitment, excluding incentives and bonuses for the years ended December 31, 2000 and 1999, and the eleven-month period ended December 31, 1998 was $770,516, $825,272, and $686,992, respectively.

NOTE 10 - OPERATING LEASES
         The Company had entered into several real estate, automobile, and equipment leases accounted for as operating leases. These leases expire in various years through 2009. As a result of the mergers with Byrne, Gerard, Columbia, and Ross and Daniels, the Company assumed operating lease agreements expiring at various dates.

         Certain of the real estate leases are subject to annual escalation based on a Price Index, annual increases in operating expenses, or a fixed percentage increase.

         Minimum future lease payments under all operating leases for the next five years and in the aggregate are as follows:

               Years Ending
               December 31,
               ------------
                  2001                               $1,292,495
                  2002                                1,142,367
                  2003                                1,127,342
                  2004                                  994,874
                  2005                                  755,487
                  Beyond                              1,228,408
                                                      ---------

                                                     $6,540,973
                                                     ==========

         Rent expense under these leases for the years ended December 31, 2000 and 1999, and the eleven-month period ended December 31, 1998 was $1,294,238, $1,123,469 and $614,218, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 11 - NON-COMPETITION AND CONSULTING AGREEMENTS
         In connection with the acquisition of the assets of Ross and Daniels, the Company entered into non-competition, consulting and cooperation agreements that expire at various dates through 2005. Future payments, as called for in the agreements, are contingent upon the fulfillment of the terms of these agreements by the sellers and provide for certain percentage payments of the net commission income of various sales office locations.

NOTE 12 - COMMITMENTS AND CONTINGENCIES WITH OFF-BALANCE SHEET RISK
         The Company has experienced credit risk in connection with its bank accounts. At various times during the year, it maintained deposits with financial institutions in excess of amounts insured by the FDIC. The exposure to the Company is solely dependent on daily bank balances and the financial strength of the respective institutions.

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

         Total commitments outstanding at December 31, 2000 and 1999, are as follows:

                                                           2000         1999
                                                         --------     --------
             Financial instruments whose contract
                amounts represent credit risk;           $     --     $400,000
                    Commitments to extend credit         $     --     $     --

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 12 - COMMITMENTS AND CONTINGENCIES WITH OFF-BALANCE SHEET RISK
          (CONTINUED)
         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Loan applications must be approved by the Company's underwriting department, before a commitment is issued, for compliance with underwriting criteria of the Federal National Mortgage Association
         (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC), or other investors.

         Embassy customarily sells, without recourse, all its mortgage loans to a third party lender.

         Embassy does not engage in any direct efforts to manage the interest rate risk associated with the time a loan is originated to the time it is sold to the third party lender. However, since loans are sold within 30 days of funding, management believes any interest rate fluctuations during this period would not be material to the financial statements.

         At December 31, 2000 and 1999, Embassy had obtained a permanent loan "take-out commitment" from one national lender of residential financing in the amount of $2,059,016 and $830,620. These commitments comprised 100% of Embassy's mortgage loans held for sale. Embassy sells all of its loans held for sale to this national lender. Management believes that the risk associated with these loans is reduced because each loan is backed by a permanent loan "take-out commitment" from this lender prior to originating the loan.

         Columbia underwrites title insurance primarily with one national title company. Management believes that should the title company not be able to underwrite policies, it can select other title companies it has relationships with.

         FRINS has an exclusive agreement with a local insurance broker to market and sell insurance products to the clients of EWM and the Company. Management believes that should the broker be unable to fulfill its obligations, it can enter into similar agreements with other brokers.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 13 - INCOME TAXES
         Provision (benefit) is made for the tax effects of timing differences as described in Note 1. The provision for income taxes for the years ended December 31, 2000 and 1999, and the eleven-month period ended December 31, 1998, is based upon current statutory rates and is summarized as follows:

                                                  December 31, 2000
                                        -------------------------------------
                                        Current       Deferred         Total
                                        -------       --------        -------
             Florida                    $    25       $     --        $    25
             Federal                     16,337             --         16,337
                                         ------       --------        -------
                                        $16,362       $     --        $16,362
                                         ======       ========        =======

                                                   December 31, 1999
                                        -------------------------------------
                                        Current        Deferred        Total
                                        -------        --------       -------
             Florida                    $    --        $     --       $    --
             Federal                         --              --            --
                                        -------        --------       -------
                                        $    --        $     --       $    --
                                        =======        ========       =======

                                                   December 31, 1998
                                        --------------------------------------
                                        Current        Deferred        Total
                                        -------        --------       -------
             Florida                    $    --        $     --       $    --
             Federal                         --              --            --
                                        -------        --------       -------
                                        $    --        $     --       $    --
                                        =======        =========      =======

         Deferred tax assets have been provided for deductible temporary differences related to net operating losses. Deferred tax liabilities have been provided for taxable temporary differences related to accumulated depreciation and amortization. Deferred income taxes related to the following at December 31, 2000, 1999 and 1998:

                                                           2000               1999             1998
                                                         --------           ---------        --------
            Deferred tax assets (liabilities):
               Net operating loss                        $ 82,005           $ 347,402        $ 463,301
               Non-compete agreement                          856                  --               --
               Property and equipment                     (31,079)             (9,541)          (2,332)
               Goodwill                                   (10,821)             (7,394)          (2,043)
                                                         --------           ---------        ---------
                                                           40,961             330,467          458,926
            Less valuation allowance                      (40,961)           (330,467)        (458,926)
                                                         --------           ---------        ---------

            Net deferred tax asset (liability)           $     --           $      --        $      --
                                                         ========           =========        =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES



NOTE 13 - INCOME TAXES (CONTINUED)

         The provision for income taxes computed differed from the amount obtained by applying the federal and state statutory income tax rates to income before income taxes. The sources and tax effects of the difference are as follows:

                                                              2000                1999              1998
                                                            ---------           ---------         --------
             Federal and state statutory rate applied
                to pre-tax income                           $ 473,804           $ 188,863         $ 37,252
             Other                                           (167,666)            (60,404)         (30,382)
             Change in valuation allowance                   (289,506)           (128,459)          (6,870)
                                                            ----------          ----------        --------

                                                            $  16,632           $      --         $     --
                                                            =========           =========         ========

         At December 31, 2000, the Company's net operating loss carryforwards for income tax purposes amounted to approximately $429,000, and are available to offset future taxable income through the year 2013.

NOTE 14 - PROFIT SHARING PLAN

         The Company has a deferred tax savings plan which qualifies under section 401(k) of the Internal Revenue Code. The plan covers all employees having at least one year of service during which they have worked at least 1,000 hours, provided they have attained the age of 21. The plan allows the Company to make voluntary contributions to the plan for eligible participants. Participants are 100% vested in their contributions to the plan and vest in the Company's contribution as follows:

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

         For the years ended December 31, 2000 and 1999 and the eleven-month period ended December 31, 1998, employer contributions to the plan were $14,583, $8,579, and $7,217, respectively.

         The Company is deemed to be a controlled group under the Employee Retirement Income Security Act of 1974 (ERISA) regulations. As such, all employees of all the subsidiaries of the Company, not just EWM, must be covered under the Plan. All non-EWM employees were admitted to the Plan in 2000. Management believes that additional contributions, if any, that the Company would have to make on behalf of all non-covered employees will not be material to the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 15 - LEGAL AND OTHER SETTLEMENTS
         In February 1995, the Company and a majority shareholder of the Company, as guarantor, entered into an agreement with an unrelated third party to guarantee that the Company would be responsible for certain portions of the obligations on a building managed by a subsidiary of the Company, First Reserve Equities, Inc., provided that such building was sold after December 31, 1995. In the event that the building was sold after 1995, the Company would be obligated to pay to the third party any shortfall between the Net Sales Proceeds and the balance of the note owed on the building, up to a maximum of $1,000,000. The building was sold subsequent to December 31, 1995, but no notice had been given to the Company, nor had any collection proceedings been initiated against the Company until mid 1998. On July 13, 1998, a settlement agreement was reached with the third party in the amount of $1,200,000 covering the $1,000,000 guarantee and an additional $200,000 for paying late. The Company paid $250,000 on the date the agreement was signed and the remaining balance of $950,000 was financed under a promissory note over four years bearing no interest.

         A $1,000,000 expense from this settlement is reflected in the consolidated statement of income for the eleven-month period ended December 31, 1998. The $200,000 was treated as imputed interest and will be amortized over the life of the note under the interest method using an effective rate of 10.175%. For the years ended December 31, 2000 and 1999, and the eleven-month period ended December 31, 1998, total interest expense related to this note amounted to $51,448, $68,629, and $35,752, respectively.

         Also, included in legal and other settlements are costs incurred by EWM in settling various disputes arising with customers or tenants in the ordinary course of business. These costs amounted to $0 and $9,300 for the years ended December 31, 2000 and 1999, and $48,812 for the eleven-month period ended December 31, 1998.

NOTE 16 - STOCKHOLDERS' EQUITY

         COMMON STOCK On April 1, 1998, as a result of the reverse acquisition of First Reserve, Inc. (Florida) and Embassy with First Reserve, Inc. (Arizona), a non-operating public shell corporation, the Company increased its common stock by $130.

         On April 21, 1998, the Company effected a two-for-one reverse stock split. As a result of the split, every stockholder of the Company would own one-half as many shares as before the reverse split. Prior to the reverse split, the number of issued and outstanding shares of common stock of the Company was 10,624,000, and after the reverse split, the number became 5,312,050 (including fractional shares issued). Accordingly, all numbers of common shares and per share data for the current period presented in these financial statements have been restated to reflect the stock split. Subsequent to the reverse split, the Board of Directors authorized an increase of shares of common stock of no par value from 50,000,000 to 100,000,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 16 - STOCKHOLDERS' EQUITY (CONTINUED)

         COMMON STOCK (CONTINUED)
         On April 6, 1998, the Company entered into a series of transactions to recapitalize its equity pursuant to a Confidential Private Offering Memorandum ("504"). These transactions resulted in an additional 555,000 of no par shares being issued totaling $555,000. Of the 555,000 shares issued, 6.3% were acquired by two minority shareholders of the Company, the remaining 93.7% of the shares were acquired by unrelated third parties. The Company incurred legal, underwriting and other fees totaling $191,911. These costs were deducted from the total proceeds and the net proceeds are reflected in the statement of stockholders' equity under common stock.

         CONTINGENT SHARES
         Under the terms of the September 1, 2000 asset acquisition agreement between EWM and Ross, the sole shareholder of Ross would receive an additional 112,000 "contingent" shares of common stock of the Company, pending future gross commission income to be generated by the sole shareholder of Ross over a 12 month "review" period, beginning September 1, 2000. Due to the contingent nature of the shares, the Company will record them as additional purchase price upon issuance of the shares. At December 31, 2000, the shareholder of Ross had met 26% of the gross commission income requirement stated in the agreement. If the review period had ended on December 31, 2000, no shares would be issued to this shareholder because there is no pro-rota allocation of shares and they are not included in the basic or diluted earnings per share calculation.

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

         In accordance with the warrant agreement, the exercise price of these warrants are to be adjusted each time the Company sells shares of common stock for a consideration per share less than the warrant exercise price per share, or issue any shares of common stock as a stock dividend, or subdivide or combine the outstanding shares of common stock into a greater or lesser number of shares. In no event shall the exercise price be adjusted in excess of the exercise price in effect immediately prior to such repricing. As a result of this provision in the warrant agreement, during 1998, the warrants' exercise price has been adjusted. The first warrant has an adjusted exercise price of $2.58 per share, and the second warrant has an adjusted exercise price of $2.98 per share.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 16 - STOCKHOLDERS' EQUITY (CONTINUED)

                The following is a summary of the activity of the Company's warrants for the years ended December 31, 2000 and 1999, and the eleven-month period ended December 31, 1998:

                                                                              Year Ended
                                                                           December 31, 2000
                                                                    ---------------------------------
                                                                                        Weighted
                                                                    Number of          Average of
                                                                    Warrants          Exercise Price
                                                                   -----------       ----------------
                    Outstanding at beginning of year                1,000,000           $2.78
                    Granted                                                --           $  --
                    Canceled                                               --           $  --
                    Exercised                                              --           $  --
                                                                    ---------           -----
                    Outstanding at end of year                      1,000,000           $2.78
                                                                    =========           =====

                    Exercisable at end of year                      1,000,000

                    Weighted average fair value of warrants out-
                       standing at December 31, 2000                                    $ .47

                                                                                  Year Ended
                                                                              December 31, 1999
                                                                     -----------------------------------
                                                                                            Weighted
                                                                        Number of          Average of
                                                                        Warrants          Exercise Price
                                                                       -----------       -----------------
                    Outstanding at beginning of year                    1,000,000             $2.77
                    Granted                                                    --             $  --
                    Canceled                                                   --             $  --
                    Exercised                                                  --             $  --
                                                                        ---------             -----
                    Outstanding at end of year                          1,000,000             $2.77
                                                                        =========             =====

                    Exercisable at end of year                          1,000,000

                    Weighted average fair value of warrants out-
                       standing at December 31, 1999                                          $ .38

                                                                          Eleven-month Period Ended
                                                                              December 31, 1998
                                                                      -----------------------------------
                                                                                            Weighted
                                                                       Number of           Average of
                                                                        Warrants          Exercise Price
                                                                      -------------      -----------------
                    Outstanding at beginning of year                    1,000,000           $3.25
                    Granted                                             1,000,000           $2.95
                    Canceled                                           (1,000,000)          $3.25
                    Exercised                                                  --           $  --
                                                                       ----------           -----
                    Outstanding at end of year                          1,000,000           $2.95
                                                                       ==========           =====

                    Exercisable at end of year                          1,000,000

                    Weighted average fair value of warrants issued
                       during the eleven-month period ended
                       December 31, 1998                                                    $ .46

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 16 - STOCKHOLDERS' EQUITY (CONTINUED)

         The weighted average fair value was estimated using the Black-Scholes option pricing model based on the weighted average market price at date of grant of $1.35, $1.00, and $1.00 for 2000, 1999, and 1998. The
         following assumptions were used to estimate fair value of the options for 1998, 1999, and 2000, risk free interest rate of 5.2%, expected volatility of 80%, and an estimated life of the options of five years.

         The following is a summary of the status of the stock warrants outstanding at:

                                               December 31, 2000
            ---------------------------------------------------------------------------------------
                                                                         Weighted
                                               Weighted Average          Average
                            Number          Remaining Contractual        Exercise         Number
             Price      Outstanding                 Life                  Price         Exercisable
            -------     -----------         ---------------------        --------       ------------
            $2.58         500,000                 2.7 years               $2.58           500,000
            $2.98         500,000                 2.7 years               $2.98           500,000
                        ---------
                        1,000,000                                         $2.78
                        =========

                                               December 31, 1999
            ---------------------------------------------------------------------------------------
                                                                         Weighted
                                               Weighted Average          Average
                            Number          Remaining Contractual        Exercise         Number
             Price      Outstanding                 Life                  Price         Exercisable
            -------     -----------         ---------------------        --------       ------------
            $2.57         500,000                 3.7 years               $2.57           500,000
            $2.96         500,000                 3.7 years               $2.96           500,000
                        ---------
                        1,000,000                                         $2.77
                        =========

                                               December 31, 1998
            ---------------------------------------------------------------------------------------
                                                                         Weighted
                                               Weighted Average          Average
                            Number          Remaining Contractual        Exercise         Number
             Price      Outstanding                 Life                  Price         Exercisable
            -------     -----------         ---------------------        --------       ------------
            $2.73         500,000                 4.7 years               $2.73           500,000
            $3.16         500,000                 4.7 years               $3.16           500,000
                        ---------
                        1,000,000                                         $2.95
                        =========

         TREASURY STOCK
         In October 2000, the Company entered into an agreement with a shareholder to purchase 200,000 shares of common stock owned by this shareholder at $1.35 per share for a total purchase price of $270,000.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 17 - EARNINGS PER SHARE (CONTINUED)
         The following is the calculation of earnings per share for the years ended December 31, 2000 and 1999, and the eleven-month period ended December 31, 1998:

                                                                                  Year Ended
                                                                               December 31, 2000
                                                                               -----------------
                Basic earnings per common share:
                    Numerator
                       Net income before extraordinary items applicable to
                           common stockholders                                     $1,377,178

                       Extraordinary items, net                                            --
                                                                                   ----------
                       Income applicable to common stockholders                     1,377,178
                                                                                   ==========
                    Denominator
                       Weighted average common shares                               6,768,847
                                                                                   ----------

                       Basic EPS                                                   $     0.20
                                                                                   ==========

                                                                                  Year Ended
                                                                               December 31, 1999
                                                                               -----------------
                Basic earnings per common share:
                    Numerator
                       Net income before extraordinary items applicable to
                           common stockholders                                     $  555,479

                       Extraordinary items, net                                            --
                                                                                   ----------

                       Income applicable to common stockholders                       555,479
                                                                                   ==========

                    Denominator
                       Weighted average common shares                               6,618,009
                                                                                   ----------

                       Basic EPS                                                   $     0.08
                                                                                   ==========

                                                                                 Eleven-Month
                                                                                 Period Ended
                                                                               December 31, 1998
                                                                               -----------------
                Basic earnings per common share:
                    Numerator
                       Net income before extraordinary items applicable to
                           common stockholders                                     $  109,565

                       Extraordinary items, net                                            --
                                                                                   ----------

                       Income applicable to common stockholders                       109,565
                                                                                   ==========

                    Denominator
                       Weighted average common shares                               5,718,504
                                                                                   ----------

                       Basic EPS                                                   $     0.02
                                                                                   ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 17 - EARNINGS PER SHARE (CONTINUED)

                                                                                   Year Ended
                                                                                December 31, 2000
                                                                               -----------------

                Diluted earnings per common share:
                    Numerator
                       Net income before extraordinary items
                           applicable to common stockholders                        $1,377,178

                       Extraordinary items, net                                             --
                                                                                    ----------

                       Income applicable to common stockholders                     $1,377,178
                                                                                    ==========

                    Denominator
                       Weighted average common shares                                6,768,847
                       Weighted average contingent common shares                            --
                                                                                    ----------

                           Total                                                     6,768,847
                                                                                    ==========

                           Diluted EPS                                              $     0.20
                                                                                    ==========

                                                                                   Year Ended
                                                                                December 31, 1999
                                                                                -----------------

                Diluted earnings per common share:
                    Numerator
                       Net income before extraordinary items
                           applicable to common stockholders                       $   555,479

                       Extraordinary items, net                                             --
                                                                                    ----------

                       Income applicable to common stockholders                    $   555,479

                    Denominator
                       Weighted average common shares                                6,618,009
                       Weighted average contingent common shares                       109,007
                                                                                    ----------

                           Total                                                     6,727,016
                                                                                    ----------

                           Diluted EPS                                              $     0.08
                                                                                    ==========


                                                                                 Eleven-Month
                                                                                 Period Ended
                                                                                December 31, 1998
                                                                                -----------------

                Diluted earnings per common share:
                    Numerator
                       Net income before extraordinary items
                           applicable to common stockholders                        $   109,565

                       Extraordinary items, net                                              --
                                                                                     ----------

                       Income applicable to common stockholders                      $  109,565

                    Denominator
                       Weighted average common shares                                 5,718,504
                       Weighted average contingent common shares                         11,581
                                                                                     ----------

                           Total                                                      5,730,085
                                                                                     ----------

                           Diluted EPS                                               $     0.02
                                                                                     ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 17 - EARNINGS PER SHARE (CONTINUED)
         For the years ended December 31, 2000 and 1999, and for the eleven-month period ended December 31, 1998, warrants to purchase 500,000 shares of common stock at $2.58, $2.57 and $2.73 per share, respectively, and 500,000 shares of common stock at $2.98, $2.96 and $3.16 per share, respectively, were outstanding but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. The warrants, which expire on August 31, 2003, were still outstanding at the end of the year.

         The following pro forma tax and earnings per share data assumes that Embassy was a tax paying entity for the entire 1998 year. The pro forma amounts give effect to the adjustments resulting from the filing of a consolidated tax return which would include Embassy as a subsidiary of the Company for the entire eleven-month period ended December 31, 1998.

               Income before income taxes                   $109,565
               Provision for income tax                      -
                                                            --------

                   Net income                               $109,565
                                                            ========

               Basic earnings per share                     $   0.02
                                                            ========

               Diluted earnings per share                   $   0.02
                                                            ========

NOTE 18 - RELATED PARTY TRANSACTIONS
         Related parties consist of entities associated by common ownership or controlled by officers or directors of the Company.

         Columbia rents an office building from an employee. The lease is for a period of five years expiring on March 31, 2004, with an option to renew for two five-year terms. The lease calls for an annual rent of $72,000 plus all applicable sales tax, with an annual rental increase based on the Consumer Price Index, with a ceiling of 5%.

         EWM rents an office building from a corporation owned by a minority shareholder. The lease is on a month-to-month basis and calls for a monthly rental of $6,252.

         EWM rents an office building from a corporation owned by minority shareholders. The lease is for a period of ten years expiring in March 2009, with an option to renew for two successive five-year terms. The lease calls for an annual rent of $92,700, plus all applicable sales taxes, with an annual increase in rent of 3% per year over the prior year's base rent.

         EWM rents an office building from a minority shareholder. The lease is for a period of five years expiring in 2005, with an option to renew for two five-year terms. The lease calls for an annual rent of $60,000, plus all applicable sales tax, with an annual rental increase based on the Consumer Price Index, with a ceiling of 3%.

         EWM charges $5,000 per month for administrative fees to a corporation owned by a shareholder of the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 18 - RELATED PARTY TRANSACTIONS (CONTINUED)
         EWM receives referral fees income from a corporation owned by two shareholders of the Company. These fees are net of commissions and other expenses incurred from listings referred to EWM by this corporation.

         The Company had the following balances and transactions with related parties for the years ended December 31, 2000 and 1999, and the eleven-month period ended December 31, 1998:

                                                                                           Eleven-Month
                                         Year Ended                Year Ended              Period Ended
                                      December 31, 2000         December 31, 1999        December 31, 1998
                                      -----------------         -----------------        -----------------
            Prepaid and other
               current assets            $ 15,000                  $  5,000                  $    --
            Shareholder loans            $     --                  $     --                  $80,000
            Revenues                     $ 28,438                  $ 17,762                  $    --
            Other income                 $ 60,000                  $ 55,000                  $    --
            Expenses                     $274,165                  $217,902                  $44,267

NOTE 19 - UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
         The assets and liabilities of Byrne, Gerard and Columbia, and the assets of Ross and Daniels (the "acquired companies"), are reflected in the accompanying consolidated financial statements. The results of operations of the acquired companies are included in the consolidated results from the dates they were acquired, May 1, 1998 for Byrne, September 30, 1998 for Gerard, March 31, 1999 for Columbia, and September 1, 2000 for Ross and Daniels. The following pro forma consolidated statement of income gives effect to the acquisitions of all of the outstanding shares of Byrne, Gerard, and Columbia as if they had occurred as of February 1, 1998, and Columbia, and Ross and Daniels as if they had occurred on January 1, 1999 after giving effect to certain adjustments, including increased amortization of goodwill generated from the acquisitions. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable.

         This unaudited pro forma condensed consolidated information does not purport to represent what the actual results of operations would have been assuming the acquisitions had taken place on the dates assumed above, nor do they purport to predict the results of operations in future periods:

                                                                                                   Eleven-month
                                                Year Ended                 Year Ended              Period Ended
                                             December 31, 2000         December 31, 1999         December 31, 1998
                                             -----------------         -----------------         -----------------

           Total revenue                        $33,567,735               $28,986,194               $20,839,104
                                                ===========               ===========               ===========

           Net income                           $ 1,298,652               $   725,144               $   223,922
                                                ===========               ===========               ===========

           Earnings per share

               Basic                            $      0.19               $      0.11               $      0.04
                                                ===========               ===========               ===========
               Weighted average shares            6,768,847                 6,618,009                 5,718,504
                                                ===========               ===========               ===========

               Diluted                          $      0.19               $      0.11               $      0.04
                                                ===========               ===========               ===========
               Weighted average shares            6,768,847                 6,727,016                 5,730,085
                                                ===========               ===========               ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 20 - SELECTED QUARTERLY DATA (UNAUDITED)
         Following is a summary of the Company's quarterly results of operations for the years ended December 31 2000 and 1999. No information is available for 1998. Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is defined as net income (loss) before income taxes, interest expense, depreciation and amortization.

                                                 First           Second         Third            Fourth
                                                 Quarter         Quarter        Quarter          Quarter         Year
                                                 ---------      ---------      ---------        ---------    ------------
                Calendar Year 2000
                   Revenues                     $5,860,272      $9,463,680     $8,140,384       $9,364,878    $32,829,214
                   EBITDA                       $  (52,450)     $  873,400     $  630,241       $  439,883    $ 1,891,074
                   Operating income
                     (loss)                     $ (149,772)     $  755,586     $  504,264       $  275,651    $ 1,385,729
                   Net income (loss)            $ (158,803)     $  740,502     $  490,502       $  304,977    $ 1,377,178

                   Earnings per share
                     Basic                      $    (0.02)     $     0.11     $     0.07       $     0.04    $      0.20
                                                ==========      ==========     ==========       ==========    ===========
                     Weighted average
                        shares                   6,767,050       6,767,050      6,783,314        6,768,847      6,768,847
                                                ==========      ==========     ==========       ==========    ===========

                     Diluted                   $     (0.02)     $     0.11     $     0.07       $     0.04    $      0.20
                                                ==========      ==========     ==========       ==========    ===========
                     Weighted average
                        shares                   6,767,050       6,767,050      6,783,314        6,768,847      6,768,847
                                                ==========      ==========     ==========       ==========    ===========


                                                 First           Second         Third            Fourth
                                                 Quarter         Quarter        Quarter          Quarter         Year
                                                 ---------      ---------      ---------        ---------    ------------
                Calendar Year 1999
                   Revenues                     $5,022,329      $6,832,790     $6,742,950       $7,310,235     $25,908,304
                   EBITDA                       $  (29,899)     $  642,127     $  317,618       $   36,757     $   966,603
                   Operating income
                     (loss)                     $   80,888      $  174,637     $  224,376       $ (134,444)    $   345,457
                   Net income (loss)            $  (93,366)     $  529,423     $  204,670       $  (85,248)    $   555,479

                   Earnings per share
                     Basic                      $     (.01)     $      .08     $      .03       $     (.02)    $       .08
                                                ==========      ==========     ==========       ==========     ===========
                     Weighted average
                        shares                   6,567,050       6,567,050      6,567,783        6,617,593       6,618,009
                                                ==========      ==========     ==========       ==========     ===========

                     Diluted                   $      (.01)     $      .08     $      .03       $     (.02)            .08
                                                ==========      ==========     ==========       ==========     ===========
                     Weighted average
                        shares                   6,651,629       6,720,625      6,712,792        6,725,502       6,727,016
                                                ==========      ==========     ==========       ==========     ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 21 - REGULATORY MATTERS

         HUD Requirements
         Embassy is a nonsupervised loan correspondent for purposes of the U.S. Department of Housing and Urban Development ("HUD"). As such, 24 - CFR
         Part 202 of the HUD handbook requires Embassy to have an Adjusted Net Worth of at least $50,000. Embassy is in compliance with this requirement.

         State of Florida Requirements
         On July 1, 1999, Embassy became a licensed mortgage lender under Chapter 494 of the State of Florida. As such, Embassy is required to have a minimum net worth of $250,000. Embassy is in compliance with this requirement.

NOTE 22 - SUBSEQUENT EVENT
         On January 28, 2001, Embassy amended its line of credit with a local bank. The amendment increased the line of credit from $1,800,000 to $3,000,000. All other terms and conditions remained the same.

                                 EXHIBIT INDEX

Exhibit No.     Description
- -----------     -----------
    23.1        Consent of McClain and Company, L.C.