Form 10QSB
period 2001-03-31
FIRST RESERVE INC
filed 2001-05-21
CIK 1060846

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to ______________

                           Commission File No. 0-28067

                               FIRST RESERVE, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

               Florida                                           86-0740730
   -------------------------------                          -------------------
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)

   1360 South Dixie Highway, Coral Gables, FL                     33146
-------------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)

                                 (305) 667-8871
-------------------------------------------------------------------------------
                 Issuer's Telephone Number, Including Area Code:

-------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if changed since last report)

         Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         As of March 31, 2001, 6,690,050 shares of the Registrant's Common Stock, no par value per share, were outstanding.

                      FIRST RESERVE, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB


                                                                                                                    Page
                                                                                                                    ----
                                          PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets
                  March 31, 2001 and December 31, 2000.............................................................  1

                  Condensed Consolidated Statements of Income and Accumulated Deficit
                  Three Months Ended March 31, 2001 and March 31, 2000.............................................  3

                  Condensed Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2001 and March 31, 2000.............................................  4

                  Notes to Condensed Consolidated Financial Statements.............................................  6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.............................................................. 12


                                            PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K ................................................................ 14

Signatures......................................................................................................... 15

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                          (Unaudited)
                                           March 31,     December 31,
CURRENT ASSETS                                2001           2000
                                          -----------    -----------
    Cash                                  $ 1,259,920    $   881,258
    Interest-bearing deposit with bank        225,000        225,000
    Receivables                               883,765        800,315
    Mortgage loans held for sale            2,589,200      2,059,016
    Prepaid expenses and other                171,853        264,013
                                          -----------    -----------

           Total current assets             5,129,738      4,229,602
                                          -----------    -----------



PROPERTY AND EQUIPMENT
    Furniture and equipment                 1,225,411      1,233,021
    Office equipment                          847,281        928,329
    Transportation equipment                   20,000         20,000
    Leasehold improvements                    690,244        690,244
    Equipment held under capital leases        35,730         35,730
                                          -----------    -----------
                                            2,818,666      2,907,324

    Less accumulated depreciation          (1,007,913)    (1,085,269)
                                          -----------    -----------

           Net property and equipment       1,810,753      1,822,055
                                          -----------    -----------

OTHER ASSETS
    Goodwill, net                           1,271,225      1,286,660
    Deposits and other                        181,748        182,513
                                          -----------    -----------

           Total other assets               1,452,973      1,469,173
                                          -----------    -----------

           Total assets                   $ 8,393,464    $ 7,520,830
                                          ===========    ===========

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  (Unaudited)
                                                                                   March 31,     December 31,
                                                                                      2001          2000
                                                                                  -----------    -----------
CURRENT LIABILITIES
    Accounts payable and accrued expenses                                         $   631,851    $   546,576
    Bank overdraft                                                                         --        108,360
    Deferred mortgage fee income                                                       63,288         58,625
    Reserves on deposit                                                                 8,330         63,820
    Warehouse line of credit - bank                                                 2,570,867      1,788,324
    Income tax payable                                                                 17,223             --
    Current portion of obligations under
        capital leases                                                                  7,012          7,012
    Current maturities of long-term debt, net
        of unamortized discount                                                       709,894        204,985
                                                                                  -----------    -----------

           Total current liabilities                                                4,008,465      2,777,702
                                                                                  -----------    -----------

LONG-TERM LIABILITIES
    Obligations under capital leases                                                   15,624         17,287
    Note payable, net of unamortized discount                                         231,251        725,843
                                                                                  -----------    -----------

           Total long-term liabilities                                                246,875        743,130
                                                                                  -----------    -----------

           Total liabilities                                                        4,255,340      3,520,832
                                                                                  -----------    -----------

STOCKHOLDERS' EQUITY
    Common stock, no par value, 100,000,000 authorized shares, 6,915,050 shares issued at March 31, 2001 and December 31, 2000, and 6,690,050 and
        6,715,050 outstanding at March 31, 2001 and December 31, 2000,
        respectively                                                                6,139,307      6,139,307
    Accumulated deficit                                                            (1,697,433)    (1,869,309)
    Less treasury stock, 225,000 and 200,000 common stock, no par value at cost
        at March 31, 2001 and December 31, 2000, respectively                        (303,750)      (270,000)
                                                                                  -----------    -----------
           Total stockholders' equity                                               4,138,124      3,999,998
                                                                                  -----------    -----------

           Total liabilities and stockholders' equity                             $ 8,393,464    $ 7,520,830
                                                                                  ===========    ===========

                                       2

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             AND ACCUMULATED DEFICIT

                                                         (Unaudited)    (Unaudited)    (Unaudited)
                                                         Three-month    Three-month    Three-month
                                                         period ended   period ended   period ended
                                                           March 31,      March 31,      March 31,
                                                             2001           2000           1999
                                                         -----------    -----------    -----------
REVENUES
    Real estate management and brokerage                 $ 8,775,891    $ 5,463,030    $ 4,746,755
    Mortgage                                                 451,028        244,056        275,574
    Title fees                                               281,545        153,186             --
    Insurance                                                  3,956             --             --
                                                         -----------    -----------    -----------

        Total revenues                                     9,512,420      5,860,272      5,022,329
                                                         -----------    -----------    -----------

COSTS AND EXPENSES
    Commissions, fees and other incentives:
        Real estate                                        6,216,318      3,673,639      3,251,357
        Mortgage                                             146,100         69,937        101,691
        Title                                                 83,272         40,864             --
        Insurance                                                 --             --             --
    General and administrative expenses                    2,773,330      2,151,468      1,701,566
    Depreciation and amortization                             95,717         74,136         44,603
    Legal and other settlements                                   --             --          4,000
                                                         -----------    -----------    -----------

           Total costs and expenses                        9,314,737      6,010,044      5,103,217
                                                         -----------    -----------    -----------

           Income (loss) from operations before income
               taxes and other income and expenses           197,683       (149,772)       (80,888)
                                                         -----------    -----------    -----------

OTHER INCOME AND (EXPENSES)
    Interest income                                           37,707          6,369          7,094
    Interest expense                                         (36,525)       (32,217)       (18,864)
    Other income                                              15,700         16,817             --
    Other expenses                                            (4,715)            --           (708)
                                                         -----------    -----------    -----------

           Total other income and (expenses)                  12,167         (9,031)       (12,478)
                                                         -----------    -----------    -----------

           Income (loss) before income taxes                 209,850       (158,803)       (93,366)

PROVISION FOR INCOME TAX                                      37,974             --             --
                                                         -----------    -----------    -----------

           Net income (loss)                                 171,876       (158,803)       (93,366)

ACCUMULATED DEFICIT, beginning of period                  (1,869,309)    (3,246,487)    (3,801,966)
                                                         -----------    -----------    -----------

ACCUMULATED DEFICIT, end of period                       $(1,697,433)   $(3,405,290)   $(3,895,332)
                                                         ===========    ===========    ===========

BASIC EARNINGS (LOSS) PER COMMON SHARE                   $      0.03    $      (.02)   $      (.01)
                                                         ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES                             6,694,772      6,767,050      6,567,050
                                                         ===========    ===========    ===========

DILUTED EARNINGS (LOSS) PER COMMON SHARES                $      0.03    $      (.02)   $      (.01)
                                                         ===========    ===========    ===========

WEIGHTED AVERAGE DILUTED COMMON SHARES                     6,806,772      6,767,050      6,651,629
                                                         ===========    ===========    ===========

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                   (Unaudited)   (Unaudited)    (Unaudited)
                                                   Three-month   Three-month    Three-month
                                                   period ended  period ended   period ended
                                                     March 31,      March 31,     March 31,
                                                       2001           2000          1999
                                                   -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                   $ 9,393,843    $ 5,875,782    $ 4,989,309
    Interest received                                   37,707          6,369          7,094
    Interest paid                                      (26,208)       (51,074)           (47)
    Cash paid to suppliers and employees            (9,089,806)    (5,923,014)    (5,050,800)
    (Payments to borrowers) receipts from
        lenders, net                                  (638,544)       575,220             --
                                                   -----------    -----------    -----------

           Net cash (used in)  provided by
               operating activities                   (323,008)       483,283        (54,444)
                                                   -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Advances to employees                                8,500         (4,100)            --
    Net decrease (increase) in deposits                 11,489         (2,915)        (4,400)
    Purchases of property and equipment                (65,449)      (247,727)      (331,298)
    Payment for purchase of acquired companies;
        net of cash received                                --             --          5,853
                                                   -----------    -----------    -----------

           Net cash used in investing activities       (45,460)      (254,742)      (329,845)
                                                   -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds (pay downs) from warehouse
        line of credit                                 782,543       (571,315)            --
    Payment on loan payable                                 --           (949)            --
    Payment of capital lease obligation                 (1,663)            --             --
    Acquisition of treasury stock                      (33,750)            --             --
                                                   -----------    -----------    -----------

           Net cash provided by (used in)
                financing activities                   747,130       (572,264)            --
                                                   -----------    -----------    -----------

           Net increase (decrease) in cash             378,662       (343,723)      (384,289)

CASH, beginning of period                              881,258        727,130      1,055,160
                                                   -----------    -----------    -----------

CASH, end of period                                $ 1,259,920    $   383,407    $   670,871
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

                      FIRST RESERVE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                     (Unaudited)   (Unaudited)   (Unaudited)
                                                     Three-month   Three-month   Three-month
                                                     period ended  period ended  period ended
                                                       March 31,    March 31,     March 31,
                                                         2001         2000         1999
                                                       ---------    ---------    ---------
RECONCILIATION OF NET INCOME (LOSS) TO
   NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES:
        Net income (loss)                              $ 171,876    $(158,803)   $ (93,366)
        Adjustments to reconcile net income (loss)
            to net cash provided by (used in)
            operating activities:
               Depreciation                               72,036       55,351       31,693
               Amortization                               35,232       15,435       11,706
               Loss on abandonment of property and
                   equipment                               4,715           --           --
               (Increase) decrease in accounts
                   receivable                            (83,450)       3,744      (33,020)
               (Increase) decrease in mortgage loans
                   held for sale                        (530,184)     575,220           --
               Decrease (increase) in prepaid
                   expenses and other assets              53,139      (84,882)      21,759
               Decrease in reserves on deposit           (55,490)          --           --
               Increase in accounts and notes
                   (operating)                                        payable          and
                   accrued  expenses                     112,815       82,269        6,784
               Decrease in bank overdraft               (108,360)          --           --
               Increase (decrease) in deferred
                   mortgage fee income                     4,663      (10,794)          --
               Increase in escrow deposits                    --        5,743           --
                                                       ---------    ---------    ---------

                      Net cash (used in) provided by
                         operating activities          $(323,008)   $ 483,283    $ (54,444)
                                                       =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    On March 31, 1999, the Company purchased all the stock of Columbia Title of Florida, Inc. ("Columbia") for $100. As a result of this merger, accounted for as purchase, assets of $104,267, goodwill of $66,090, and liabilities of $170,257, were recorded.

See the accompanying notes to the condensed consolidated financial statements which are an integral part of these statements.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  1 -       SUMMARY OF SIGNIFICANT ACCOUNT POLICIES
                In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of First Reserve, Inc. and Subsidiaries (the "Company"), as of
                March 31, 2000, and the results of their operations and cash flows for the periods then ended. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by generally accepted accounting principles. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company's Form 10-KSB annual report for 2000 filed with the Securities and Exchange Commission.

                The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the notes to the consolidated financial statements included in the Company's Form 10-KSB annual report for the year ended December 31, 2000.

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

                On March 31, 1999, the Company acquired all the stock of Columbia Title of Florida, Inc. ("Columbia"), in a business combination accounted for as purchase. Columbia is engaged in the business of closing real estate and mortgage loan transactions, primarily in the South Florida area. Columbia has two branches, Miami and Key Largo, Florida. Under the terms of the agreement, the shareholder of Columbia

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  3 -       BUSINESS COMBINATIONS (CONTINUED)
                (seller) received $100 for the stock of Columbia. The agreement also provided for additional consideration if the assets of the Key Largo branch were sold within 90 days of the acquisition date. If this condition was met, the seller would receive eighty- five percent (85%) of the net proceeds of the sale of the assets of the Key Largo branch. If the sale did not effectuate within the 90 days, all the assets of the Key Largo branch would be transferred back to the seller. The sale of the Key Largo branch was made within the 90-day period. As a result, additional consideration of $191,250 for the acquisition of the stock was recorded after March 31, 1999. The total cost of the acquisition was approximately $191,350. Goodwill of approximately $257,340 resulting from this transaction is being amortized on the straight-line method over 20 years.

                The assets and liabilities of Columbia, and the assets of Ross and Daniels (the "acquired companies"), are reflected in the accompanying consolidated financial statements. The results of operations of the acquired companies are included in the consolidated results from the dates they were acquired: March 31, 1999 for Columbia, and September 1, 2000 for Ross and Daniels. The following proforma consolidated statement of income gives effect to the acquisitions of all the outstanding shares of Columbia as if it had occurred as of January 1, 1999, and Daniels as if it had occurred on January 1, 2000, after giving effect to certain adjustments, including increased amortization of goodwill generated from the acquisitions. The proforma adjustments are based upon available information and certain assumptions that the Company believes are reasonable. No financial information is available for Ross.

                This unaudited proforma condensed consolidated information does not purport to represent what the actual results of operations would have been assuming the acquisitions had taken place on the dates assumed above, nor do they purport to predict the results of operations in future periods:

                                                          Three-month   Three-month
                                                          period ended  period ended
                                                           March 31,     March 31,
                                                              2000         1999
                                                           ----------    ----------
                        Total revenue                      $9,778,138    $5,165,386
                                                           ==========    ==========

                        Net loss                           $  (81,365)   $ (113,317)
                                                           ==========    ==========
                        Earnings per share:
                            Basic                          $     (.01)   $     (.02)
                                                           ==========    ==========
                            Weighted average shares         6,767,050     6,567,050
                                                           ==========    ==========
                            Diluted                        $     (.01)   $     (.02)
                                                           ==========    ==========
                            Weighted average shares         6,767,050     6,651,629
                                                           ==========    ==========

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  4 -       CASH HELD IN TRUST
                The Company maintains separately designated trust accounts for home buyers' earnest money, property owners, tenants, and other third parties. The Company holds such funds until sold properties are closed and leases have expired. Funds are disbursed in accordance with the settlement instructions or rental management agreements. These funds are not recorded in the Company's financial statements as they are held in a fiduciary capacity. At March 31, 2001, the Company held
                $8,401,191 of funds in trust.

NOTE 5 -        LEGAL AND OTHER SETTLEMENTS
                Included in legal and other settlement amounts are costs incurred by EWM in settling various disputes arising with customers or tenants in the ordinary course of business.

NOTE 6 -        CONTINGENT SHARES
                Under the terms of the September 30, 1998 merger agreement between the Company and Gerard International Realty, Inc. ("Gerard"), the former shareholders of Gerard would receive an additional 200,000 "contingent" shares of common stock of the Company, pending future gross commission income to be generated by the former shareholders of Gerard over a 24-month "review" period, beginning September 30, 1998. These contingent shares were held in escrow. At September 30, 1999, the former shareholders of Gerard met the gross commission income requirements stated in the agreement, and 200,000 of contingent shares were issued as common stock and valued at $1 per share. As a result, goodwill and common stock of $200,000 was recorded.

                Under the terms of the September 1, 2000 asset acquisition agreement between EWM and Ross, the sole shareholder of Ross would receive an additional 112,000 "contingent" shares of common stock of the Company, pending future gross commission income to be generated by the sole shareholder of Ross over a 12- month "review" period, beginning September 1, 2000. Due to the contingent nature of the shares, the Company will record them as additional purchase price upon issuance of the shares. At March 31, 2001, the shareholder of Ross had met 46% of the gross commission income requirement stated in the agreement. If the review period had ended on March 31, 2001, no shares would be issued to this shareholder because there is no pro-rota allocation of shares, and they are not included in the basic or diluted earnings per share calculation.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7 -        EARNINGS PER SHARE
                Basic earnings per share ("EPS") was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS were determined on the assumption that the contingent shares where excised at the beginning of the period, or at time of issuance, if later.

                The following is the calculation of earnings per share:

                                                                          Three-month        Three-month        Three-month
                                                                         period ended       period ended       period ended
                                                                        March 31, 2001     March 31, 2000     March 31, 1999
                                                                        --------------     --------------     ---------------
                         Basic earnings per common share:
                            Numerator
                                Net income (loss) before
                                   extraordinary items applicable
                                   to common stockholders                 $  171,876         $ (158,803)         $  (93,366)
                               Extraordinary items, net                           --                 --                  --
                                                                          ----------         ----------          ----------
                               Income (loss) applicable to common
                                   stockholders                           $  171,876         $ (158,803)         $  (93,366)
                                                                          ==========         ==========          ==========

                            Denominator
                               Weighted average common shares              6,694,772          6,767,050           6,567,050
                                                                          ----------         ----------         -----------
                               Basic EPS                                  $     0.03         $     (.02)         $     (.01)
                                                                          ==========         ==========          ==========

                Diluted earnings per common share:

                                                                          Three-month        Three-month        Three-month
                                                                         period ended       period ended       period ended
                                                                        March 31, 2001     March 31, 2002     March 31, 2000
                                                                        --------------     --------------     --------------

                        Numerator
                           Net income (loss) before extraordinary
                               items applicable to common
                               stockholders                               $  171,876         $ (158,803)         $  (93,366)
                           Extraordinary items, net                               --                 --                  --
                                                                          ----------         ----------          ----------
                           Income (loss) applicable to
                               common stockholders                        $  171,876         $ (158,803)         $  (93,366)
                                                                          ==========         ==========          ==========

                        Denominator
                           Weighted average common shares                  6,806,772          6,767,050           6,651,629
                                                                          ----------         ----------          ----------
                           Diluted EPS                                    $     0.03         $    (.02)          $     (.01)
                                                                          ==========         ==========          ==========

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  7 -       EARNINGS PER SHARE (CONTINUED)
                For the three-month periods ended March 31, 2001, 2000 and 1999, warrants to purchase 500,000 shares of common stock at $2.54, $2.57 and $2.73 per share, respectively, and 500,000 shares of common stock at $2.93, $2.96 and $3.16 per share, respectively, were outstanding but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. The warrants, which expire on August 31, 2003, were still outstanding at the end of the periods.

NOTE 8 -        BUSINESS SEGMENT INFORMATION
                The Company's operations are principally managed on a product services basis and are comprised of four reportable segments:
                Esslinger, Wooten & Maxwell, Inc. ("EWM"), Embassy Financial Services, Inc. ("Embassy"), Columbia Title of Florida, Inc. ("Columbia"), and First Reserve Insurance, Inc. ("FRINS"). EWM's product services consist of residential and commercial real estate brokerage and relocation services. Embassy's product services have been in the capacity of a mortgage lender and mortgage broker in the South Florida area, specializing in conventional, FHA and VA mortgages. Columbia's product has been in the capacity of a title company. FRINS has been in the capacity of insurance broker. Revenue, net income (loss) EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, and identifiable assets for these segments are as follows:

                                                     Three-month period ended March 31, 2001
                                                     ---------------------------------------
                                                                                            First
                                     Esslinger,         Embassy          Columbia          Reserve         First
                                     Wooten &          Financial         Title of         Insurance       Reserve,
                                   Maxwell, Inc.     Services, Inc.     Florida, Inc.        Inc.           Inc.            Total
                                   -------------     --------------     -------------     ---------       --------       ----------
                Revenue              $8,775,891        $  451,028        $  281,545         $3,956        $     --       $9,512,420
                EBITDA               $  332,904        $   69,133        $   (2,407)        $3,935        $(61,473)      $  342,092
                Net Income
                    (loss)           $  143,334        $   38,566        $   22,978         $2,975        $(35,977)      $  171,876
                Identifiable
                   assets at
                   period end        $4,836,330        $3,092,583        $  241,381         $6,960        $216,210       $8,393,464


                                                     Three-month period ended March 31, 2000
                                                     ---------------------------------------
                                       Esslinger,          Embassy          Columbia          First
                                       Wooten &           Financial         Title of         Reserve,
                                     Maxwell, Inc.      Services, Inc.    Florida, Inc.        Inc.             Total
                                     -------------      -------------     -------------      --------         ----------
                Revenue               $5,463,030           $244,056         $153,186         $     --         $5,860,272
                EBITDA                $   14,117           $ (7,750)        $(58,840)        $     23         $  (52,450)
                Net loss              $  (49,466)          $(17,384)        $(52,162)        $(39,791)        $ (158,803)
                Identifiable
                   assets at
                   period end         $3,407,420           $528,051         $146,339         $254,689         $4,336,499

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8 -            BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                     Three-month period ended March 31, 1999
                                                     ---------------------------------------
                                       Esslinger,          Embassy          Columbia          First
                                       Wooten &           Financial         Title of         Reserve,
                                     Maxwell, Inc.      Services, Inc.    Florida, Inc.        Inc.             Total
                                     -------------      -------------     -------------      --------         ----------
                Revenue               $4,746,755           $275,574         $     --         $     --         $5,022,329
                EBITDA                $   25,212           $(11,684)        $     --         $(43,427)        $  (29,899)
                Net loss              $  (16,438)          $(14,684)        $     --         $(62,244)        $  (93,366)
                Identifiable
                   assets at
                   period end         $2,544,407           $289,163         $279,366           $ 94,623       $3,207,559


NOTE 9 -            REGULATORY MATTERS

                    HUD Requirements
                    Embassy is a non-supervised loan correspondent for purposes of the U.S. Department of Housing and Urban Development ("HUD"). As such, 24 -CFR Part 202 of the HUD handbook requires Embassy to have an Adjusted Net Worth of at least $50,000. Embassy is in compliance with this requirement.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with our Condensed Consolidated Financial Statements, as of March 31, 2001, and the related notes to the Condensed Consolidated Financial Statements, along with our Consolidated Financial Statements as of December 31, 2000 and March 31, 2001, and the related Notes to Consolidated Financial Statements. Our Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to our continuing operations.

Results of Operations

Revenues. Our revenues increased approximately 62.3% for the three-month period ended March 31, 2001, over those for the three-month period ended March 31, 2000. The percentage increase resulted from the following sources: (i) the operations of Ross & Associates, Inc. ("Ross Group") and The Daniels Group, Inc. ("Daniels Group") both acquired in September, 2000; (ii) the operations of our new office in Weston, Florida; and (iii) improved sales from our existing offices.

Operating Expenses. Operating expenses increased to approximately $9.3 million for the three- month period ended March 31, 2001 versus $6.0 million for the three-month period ended March 31, 2000. The significant components of our operating expenses are: (i) commissions to sales people (68%); (ii) officer and staff salaries (9.7%); (iii) office rental costs (4.2%); (iv) advertising expenses (5.7%); (v) promotional expenses (0.5%) and; (vi) insurance (1.3%). Our operating expenses increased as a result of the operations of the Ross Group and the Daniels Group, along with increased expenses as a result of the opening of the Weston office.

Interest. Interest income increased from $6,369 for the three-month period ended March 31, 2000 to $37,707 for the three-month period ended March 31, 2001, primarily due to increased cash balances.

Net Gain from Continuing Operations. We had a net gain from operations of approximately $198,000 for the three-month period ended March 31, 2001 as compared to a net loss of approximately ($150,000) for the three-month period ended March 31, 2000. This increase from continuing operations resulted primarily as a result of the inclusion of the operations of the Ross Group, the Daniels Group and the Weston office.

Liquidity and Capital Resources

Cash used in operating activities was approximately $323,000 for the three-month period ended March 31, 2001. This was primarily due to the increase of mortgage loans held for sale.

Cash used for investing activities was approximately $45,000 for the three-month period ended March 31, 2001. This was primarily due to the purchases of property and equipment.

Cash used in financing activities was approximately $747,000 for the three-month period ended March 31, 2001, principally due to an increase from the warehouse line of credit as a result of the increase in mortgage loans held for sale.

At March 31, 2001, we had long-term obligations payable of approximately $231,000. We also had a $3.5 million "warehouse" line of credit available to fund loans to be made in connection with Embassy's operations. Each "warehouse" loan is fully backed by a permanent "take-out" loan commitment from a national institutional lender in residential financing. As of March 31, 2001, the balance of this "warehouse" line of credit was approximately $2,570,000 with a corresponding asset of "mortgage loans held for sale" of $2,589,000.

At March 31, 2001, we had shareholder equity of approximately $4,138,000. For the three- month period ended March 31, 2001, working capital (current assets less current liabilities) was approximately $1,120,000, primarily as a result of a significant increase in cash, mortgage loans held for sale, and long-term debt.

Our third office in Broward County is scheduled to open in June, 2001. This office will be located in Fort Lauderdale, Florida and will specifically target the "Las Olas" market, which is located near downtown Fort Lauderdale. Although we began to incur expenses in connection with the opening of the Las Olas office in April, 2001, we anticipate that this new office, along with our existing Broward County offices, will increase opportunities to substantially increase sales. We also anticipate that our title and insurance businesses will continue to be profitable during 2001, as opposed to the net loss posted for this line of business in 2000, and will contribute to our cash flow and our overall financial performance.

Seasonality

Our operations are principally based on the residential real estate market in South Florida. These markets have historically been seasonal with generally higher sales in the second and third fiscal quarters. Therefore, the results of any interim period is not necessarily indicative of the results that might be expected during a full fiscal year.

Forward Looking Statements

From time to time, we make statements about our future results in this Form 10-QSB that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to: (i) the continued growth in the residential real estate market in South Florida; (ii) the general availability of home mortgage financing at favorable rates; (iii) continued positive economic climate in the U.S.; (iv) competition in our existing lines of business; and (v) our ability to obtain and maintain working capital, whether internally generated or from financing sources (on acceptable terms) in order to finance our growth strategy.

                                     PART II
                                OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  None.

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 21, 2001                 FIRST RESERVE, INC.

                                   By:      /s/ Ronald A. Shuffield
                                       -------------------------------------
                                          Ronald A. Shuffield, President and
                                          Principal Financial Officer