Form 10QSB
period 2001-06-30
FIRST RESERVE INC
filed 2001-08-20
CIK 1060846

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2001

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to _________________

                          Commission File No. 0-28067

                              FIRST RESERVE, INC.
                              -------------------
            (Exact name of registrant as specified in its charter)

                 Florida                                86-0740730
                 -------                            ------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)


     1360 South Dixie Highway, Coral Gables, FL                   33146
     --------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

                                (305) 667-8871
                                --------------
                Issuer's Telephone Number, Including Area Code:

________________________________________________________________________________
  (Former Name, Former Address and Former Fiscal Year, if changed since last report)

     Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     As of June 30, 2001, 6,690,050 shares of the Registrant's Common Stock, no par value per share, were outstanding.

                     FIRST RESERVE, INC. AND SUBSIDIARIES

                             INDEX TO FORM 10-QSB

                                                                                     Page
                                                                                     ----
                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          June 30, 2001 and December 31, 2000.....................................   F-1

          Condensed Consolidated Statements of Income and Accumulated Deficit
          Six Months Ended June 30, 2001 and June 30, 2000........................   F-3

          Condensed Consolidated Statements of Income and Accumulated Deficit
          Three Months Ended June 30, 2001 and June 30, 2000......................   F-4

          Condensed Consolidated Statements of Cash Flows
          Six Months Ended June 30, 2001 and June 30, 2000........................   F-5

          Notes to Condensed Consolidated Financial Statements....................   F-7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................................     1

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K........................................     3

Signatures........................................................................     4

                                    PART I
                             FINANCIAL INFORMATION

Item 1.   Financial Statements.

Immediately following the signature page in this Form 10-QSB.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with our Condensed Consolidated Financial Statements, as of June 30, 2001, and the related notes to the Condensed Consolidated Financial Statements, along with our Consolidated Financial Statements as of December 31, 2000 and June 30, 2001, and the related Notes to Consolidated Financial Statements. Our Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to our continuing operations.

Results of Operations

Revenues. Our revenues increased approximately 33.3% for the six-month period ended June 30, 2001, over those for the six-month period ended June 30, 2000. The percentage increase resulted from the following sources: (i) the operations of Ross & Associates, Inc. ("Ross Group") and The Daniels Group, Inc. ("Daniels Group") both acquired in September, 2000; (ii) the operations of our new office in Weston, Florida; and (iii) improved sales from our existing offices.

Operating Expenses. Operating expenses increased to approximately $19.4 million for the six-month period ended June 30, 2001 as compared to $14.7 million for the six-month period ended June 30, 2000. The significant components of our operating expenses are: (i) commissions to sales people (69.29%); (ii) officer and staff salaries (8.9%); (iii) office rental costs (4.2%); (iv) advertising expenses (5.2%); (v) promotional expenses (0.5%) and; (vi) insurance (1.0%). Our operating expenses increased as a result of the operations of Ross & Associates and the Daniels Group, along with increased expenses as a result of the opening of the Weston office, and the pre-opening expenses of the Las Olas and Coconut Grove offices.

Interest. Interest income increased from $12,580 for the six-month period ended June 30, 2000 to $91,408 for the six-month period ended June 30, 2001, primarily due to increased cash balances.

Net Gain from Continuing Operations. We had a net gain from operations of approximately $721,438 for the six-month period ended June 30, 2001 as compared to a net gain of approximately $581,699 for the six-month period ended June 30, 2000. This increase from continuing operations resulted primarily as a result of the inclusion of the operations of Ross & Associates, the Daniels Group and the Weston office.

Liquidity and Capital Resources

Cash provided by operating activities was approximately $1,051,516 for the six-month period ended June 30, 2001. This was primarily due to increases in mortgage loans held for sale, cash receipts from customers and interest income.

Cash used for investing activities was approximately $133,724 for the six-month period ended June 30, 2001. This was primarily due to purchases of property and equipment.

Cash provided by financing activities was approximately $15,861 for the six-month period ended June 30, 2001, principally due to an increase from the warehouse line of credit, resulting from an increase in mortgage loans held for sale and acquisitions of treasury stock.

At June 30, 2001, we had long-term obligations payable of approximately $39,175. We also had a $3.5 million "warehouse" line of credit available to fund loans to be made in connection with Embassy's operations. Each "warehouse" loan is fully backed by a permanent "take-out" loan commitment from a national institutional lender in residential financing. As of June 30, 2001, the balance of this "warehouse" line of credit was approximately $1,841,320 with a corresponding asset of "mortgage loans held for sale" of $1,863,750.

At June 30, 2001, we had shareholder equity of $4,687,686. For the six-month period ended June 30, 2001, working capital (current assets less current liabilities) was approximately $1,481,419, primarily as a result of a significant increase in cash and mortgage loans held for sale.

Our third office in Broward County opened in June 2001. This office is located in Fort Lauderdale, Florida and will specifically target the "Las Olas" market, which is located near downtown Fort Lauderdale. Although we began to incur expenses in connection with the opening of the Las Olas office in April, 2001, we anticipate that this new office, along with our existing Broward County offices, will increase opportunities to substantially increase sales. We also anticipate that our title and insurance businesses will continue to be profitable during 2001, as opposed to the net loss posted for this line of business in 2000, and will contribute to our cash flow and our overall financial performance.

Our eighth office in Miami-Dade County also opened in June, 2001. This office is located in Coconut Grove, Florida and complements the other Esslinger, Wooten & Maxwell, Inc. ("EWM") offices in the south Miami-Dade County markets. This office was leased in a location that had formerly housed a real estate office since the early 1920's.

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



Date: August 20, 2001                  FIRST RESERVE, INC.


                                       By: /s/ Ronald A. Shuffield
                                          ----------------------------------
                                          Ronald A. Shuffield, President and
                                          Principal Financial Officer

                     FIRST RESERVE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET


                                    ASSETS


                                                  (Unaudited)
                                                    June 30,       December 31,
CURRENT ASSETS                                        2001             2000
                                                  -----------      ------------
  Cash                                            $ 1,814,911      $    881,258
  Interest-bearing deposit with bank                  225,000           225,000
  Receivables                                         715,518           800,315
  Mortgage loans held for sale                      1,863,750         2,059,016
  Prepaid expenses and other                          238,340           264,013
                                                  -----------      ------------


     Total current assets                           4,857,519         4,229,602
                                                  -----------      ------------



PROPERTY AND EQUIPMENT
  Furniture and equipment                           1,276,384         1,233,021
  Office equipment                                    862,705           928,329
  Transportation equipment                             20,000            20,000
  Leasehold improvements                              709,362           690,244
  Equipment held under capital leases                  35,730            35,730
                                                  -----------      ------------
                                                    2,904,181         2,907,324

  Less accumulated depreciation                    (1,087,564)       (1,085,269)
                                                  -----------      ------------


     Net property and equipment                     1,816,617         1,822,055
                                                  -----------      ------------


OTHER ASSETS
  Goodwill, net                                     1,255,791         1,286,660
  Deposits and other                                  173,034           182,513
                                                  -----------      ------------

     Total other assets                             1,428,825         1,469,173
                                                  -----------      ------------


     Total assets                                 $ 8,102,961      $  7,520,830
                                                  ===========      ============

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              (Unaudited)
                                                                June 30,     December 31,
CURRENT LIABILITIES                                               2001           2000
                                                              -----------    ------------
  Accounts payable and accrued expenses                       $   660,445    $    546,576
  Bank overdraft                                                       --         108,360
  Deferred mortgage fee income                                     49,144          58,625
  Reserves on deposit                                              10,508          63,820
  Warehouse line of credit - bank                               1,841,320       1,788,324
  Income tax payable                                              307,671              --
  Current portion of obligations under
    capital leases                                                  7,012           7,012
  Current maturities of long-term debt, net
    of unamortized discount                                       500,000         204,985
                                                              -----------    ------------

       Total current liabilities                                3,376,100       2,777,702
                                                              -----------    ------------

LONG-TERM LIABILITIES
  Obligations under capital leases                                 13,902          17,287
  Note payable, net of unamortized discount                            --         725,843
  Deferred tax liability                                           25,273              --
                                                              -----------    ------------

       Total long-term liabilities                                 39,175         743,130
                                                              -----------    ------------

       Total liabilities                                        3,415,275       3,520,832
                                                              -----------    ------------

STOCKHOLDERS' EQUITY
  Common stock, no par value, 100,000,000
    authorized shares, 6,915,050 shares
    issued, 6,690,050 and 6,715,050 shares
    outstanding at June 30, 2001 and
    December 31, 2000, respectively                             6,139,307       6,139,307
  Accumulated deficit                                          (1,147,871)     (1,869,309)
  Less treasury stock, 225,000 and 200,000
    shares common stock, no par value at
    cost at June 30, 2001 and December
    31, 2000, respectively                                       (303,750)       (270,000)
                                                              -----------    ------------

       Total stockholders' equity                               4,687,686       3,999,998
                                                              -----------    ------------

       Total liabilities and stockholders' equity             $ 8,102,961    $  7,520,830
                                                              ===========    ============

                     FIRST RESERVE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND ACCUMULATED DEFICIT

                                                              (Unaudited)     (Unaudited)     (Unaudited)
                                                                Six-month       Six-month       Six-month
                                                             period ended    period ended    period ended
                                                               June 30,        June 30,        June 30,
                                                                 2001            2000            1999
                                                             ------------    ------------    ------------
REVENUES
  Real estate management and brokerage                       $ 18,772,084    $ 14,244,797    $ 11,135,232
  Mortgage                                                        955,267         621,019         577,146
  Title fees                                                      695,713         458,136         142,741
  Insurance                                                         6,418              --              --
                                                             ------------    ------------    ------------

       Total revenues                                          20,429,482      15,323,952      11,855,119
                                                             ------------    ------------    ------------

COSTS AND EXPENSES
  Commissions, fees and other incentives:
    Real estate                                                13,010,179       9,728,871       7,539,989
    Mortgage                                                      330,765         208,714         196,693
    Title                                                         212,883         123,855           8,915
    Insurance                                                          --              --              --
  General and administrative expenses                           5,625,729       4,486,874       3,732,674
  Depreciation and amortization                                   199,046         169,824         117,323
  Legal and other settlements                                          --              --           4,000
                                                             ------------    ------------    ------------

       Total costs and expenses                                19,378,602      14,718,138      11,599,594
                                                             ------------    ------------    ------------

       Income from operations before income
         taxes and other income and expenses                    1,050,880         605,814         255,525
                                                             ------------    ------------    ------------

OTHER INCOME AND (EXPENSES)
  Interest income                                                  91,408          12,580          18,615
  Interest expense                                                (85,838)        (64,827)        (58,848)
  Other income                                                     45,398          32,732              --
  Other expenses                                                       --              --          (1,600)
  (Loss)/gain on Disposition of Property and Equipment             (4,715)             --         222,365
                                                             ------------    ------------    ------------

       Total other income and (expenses)                           46,253         (19,515)        180,532
                                                             ------------    ------------    ------------

       Income before income taxes                               1,097,133         586,299         436,057

PROVISION FOR INCOME TAX                                          375,695           4,600              --
                                                             ------------    ------------    ------------

       Net income                                                 721,438         581,699         436,057

ACCUMULATED DEFICIT, beginning of period                       (1,869,309)     (3,246,487)     (3,801,966)
                                                             ------------    ------------    ------------

ACCUMULATED DEFICIT, end of period                           $ (1,147,871)   $ (2,664,788)   $ (3,365,909)
                                                             ============    ============    ============

BASIC EARNINGS PER COMMON SHARES                             $       0.11    $       0.09    $       0.07
                                                             ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES                                  6,693,759       6,767,050       6,567,050
                                                             ============    ============    ============

DILUTED EARNINGS PER COMMON SHARES                           $       0.11    $       0.09    $       0.06
                                                             ============    ============    ============

WEIGHTED AVERAGE DILUTED COMMON SHARES                          6,693,759       6,767,050       6,720,625
                                                             ============    ============    ============

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                     FIRST RESERVE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND ACCUMULATED DEFICIT

                                                       (Unaudited)     (Unaudited)     (Unaudited)
                                                       Three-month     Three-month     Three-month
                                                      period ended    period ended    period ended
                                                        June 30,        June 30,        June 30,
                                                          2001            2000            1999
                                                      ------------    ------------    ------------
REVENUES
  Real estate management and brokerage                $  9,996,193    $  8,781,767    $  6,388,477
  Mortgage                                                 504,239         376,963         301,572
  Title fees                                               414,168         304,950         142,741
  Insurance                                                  2,462              --              --
                                                      ------------    ------------    ------------

       Total revenues                                   10,917,062       9,463,680       6,832,790
                                                      ------------    ------------    ------------

COSTS AND EXPENSES
  Commissions, fees and other incentives:
    Real estate                                          6,793,861       6,055,232       4,288,632
    Mortgage                                               184,665         138,777          95,002
    Title                                                  129,611          82,991           8,915
    Insurance                                                   --              --              --
  General and administrative expenses                    2,852,399       2,335,406       2,031,108
  Depreciation and amortization                            103,329          95,688          72,720
  Legal and other settlements                                   --              --              --
                                                      ------------    ------------    ------------

       Total costs and expenses                         10,063,865       8,708,094       6,496,377
                                                      ------------    ------------    ------------

       Income from operations before income
         taxes and other income and expenses               853,197         755,586         336,413
                                                      ------------    ------------    ------------

OTHER INCOME AND (EXPENSES)
  Interest income                                           53,701           6,211          11,521
  Interest expense                                         (49,313)        (32,610)        (39,984)
  Other income                                              29,698          15,915              --
  Other expenses                                                --              --            (892)
  Gain on Disposition of Property and Equipment                 --              --         222,365
                                                      ------------    ------------    ------------

       Total other income and (expenses)                    34,086         (10,484)        193,010
                                                      ------------    ------------    ------------

       Income before income taxes                          887,283         745,102         529,423

PROVISION FOR INCOME TAX                                   337,721           4,600              --
                                                      ------------    ------------    ------------

       Net income                                          549,562         740,502         529,423

ACCUMULATED DEFICIT, beginning of period                (1,697,433)     (3,405,290)     (3,895,332)
                                                      ------------    ------------    ------------

ACCUMULATED DEFICIT, end of period                    $ (1,147,871)   $ (2,664,788)   $ (3,365,909)
                                                      ============    ============    ============

BASIC EARNINGS (LOSS) PER COMMON SHARES               $       0.08    $       0.11    $       0.08
                                                      ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES                           6,693,759       6,767,050       6,567,050
                                                      ============    ============    ============

DILUTED EARNINGS (LOSS) PER COMMON SHARES             $       0.08    $       0.11    $       0.08
                                                      ============    ============    ============

WEIGHTED AVERAGE DILUTED COMMON SHARES                   6,693,759       6,767,050       6,720,625
                                                      ============    ============    ============


The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                     FIRST RESERVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                (Unaudited)     (Unaudited)     (Unaudited)
                                                                 Six-month       Six-month        Six-month
                                                                period ended    period ended    period ended
                                                                  June 30,        June 30,        June 30,
                                                                    2001            2000            1999
                                                                ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                                $ 20,488,747    $ 15,324,092    $ 11,809,943
    Interest received                                                 91,408          12,580          15,844
    Interest paid                                                    (85,838)        (35,116)        (21,005)
    Cash paid to suppliers and employees                         (19,085,016)    (14,443,593)    (11,469,922)
    Receipts from (payments to borrowers)                             86,906        (189,348)     (1,284,450)
    Settlements paid                                                (422,691)             --          (4,000)
    Income taxes paid                                                (22,000)         (4,600)             --
                                                                ------------    ------------    ------------

           Net cash provided by (used in)
               operating activities                                1,051,516         664,015        (953,590)
                                                                ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Repayments (advances) to employees                                12,500            (850)             --
    Net decrease (increase) in deposits                                4,740          (2,915)        (16,757)
    Purchases of property and equipment                             (150,964)       (623,341)       (813,718)
    Purchase of interest-bearing deposit with bank                        --              --        (125,000)
    Payment for purchase of acquired companies;
        net of cash received                                              --              --        (185,397)
    Proceeds from disposition of property and
        equipment                                                         --              --         225,000
                                                                ------------    ------------    ------------

           Net cash used in investing activities                    (133,724)       (627,106)       (915,872)
                                                                ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings on loan payable                              --              --         500,000
    Net proceeds from warehouse line of credit                        52,996         190,732       1,258,761
    Payment on loan payable                                               --          (4,646)           (592)
    Payment of capital lease obligation                               (3,385)         (2,967)             --
    Acquisition of treasury stock                                    (33,750)             --              --
                                                                ------------    ------------    ------------

           Net cash provided by financing activities                  15,861         183,119       1,758,169
                                                                ------------    ------------    ------------

           Net increase (decrease) in cash                           933,653         220,028        (111,293)

CASH, beginning of period                                            881,258         727,130       1,055,160
                                                                ------------    ------------    ------------

CASH, end of period                                             $  1,814,911    $    947,158    $    943,867
                                                                ============    ============    ============

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                     FIRST RESERVE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                        (Unaudited)     (Unaudited)      (Unaudited)
                                                         Six-month       Six-month        Six-month
                                                        period ended    period ended     period ended
                                                          June 30,        June 30,          June 30,
                                                            2001            2000             1999
                                                        ------------    -------------    ------------
RECONCILIATION  OF  NET INCOME TO
  NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
     Net income                                         $    721,438    $     581,699    $    436,057
     Adjustments to reconcile net income
       to net cash provided by (used in)
       operating activities:
          Depreciation                                       151,687          132,255          84,898
          Amortization                                        47,359           37,569          32,425
          Loss/(gain) on disposition of property
              and equipment                                    4,715               --        (222,365)
          Decrease (increase) in accounts
              receivable                                      84,797          (41,340)        (45,176)
          Decrease (increase) in mortgage
              loans held for sale                            195,266         (189,348)     (1,284,450)
          Decrease in prepaid expenses and
              other assets                                     1,422           70,286          76,524
          Decrease in reserves on deposit                    (53,312)              --              --
          (Decrease) increase in accounts
             and notes (operating) payable
             and accrued  expenses                          (316,959)          64,146         (31,503)
          Decrease in bank overdraft                        (108,360)              --              --
          (Decrease) increase in deferred
              mortgage fee income                             (9,481)           4,947              --
          Increase in escrow deposits                             --            3,801              --
          Increase in income tax payable                     307,671               --              --
          Increase in deferred tax liability                  25,273               --              --
                                                        ------------    -------------    ------------

                 Net cash provided by (used in)
                    operating activities                $  1,051,516    $     664,015    $   (953,590)
                                                        ============    =============    ============


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

                     FIRST RESERVE, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

         In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of First Reserve, Inc. and Subsidiaries (the "Company"), as of June 30, 2001, and the results of their operations and cash flows for the periods then ended. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by generally accepted accounting principles. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company's Form 10-KSB annual report for 2000 filed with the Securities and Exchange Commission.

         The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the notes to the consolidated financial statements included in the Company's Form 10-KSB annual report for the year ended December 31, 2000.

NOTE 2 - USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 - BUSINESS COMBINATIONS

         On September 1, 2000, EWM acquired substantially all the assets of Ross & Associates, Inc. ("Ross") in a business combination accounted for as a purchase. Ross was primarily engaged in the same activity as EWM. Under the terms of the agreement, Ross' sole shareholder received 138,000 shares of common stock of the Company on the date of the acquisition. An additional 112,000 "contingent" shares of common stock of the Company will be issued pending future gross commission income to be generated by the former shareholder of Ross between January 1, 2001 and December 31, 2001. Due to the contingent nature of these shares, the Company will record them as additional purchase price upon issuance of the shares. Based on recent trading of the Company's stock, the fair value of the Company's stock price on the acquisition date was $1.35 per share. The total cost of the acquisition, excluding the contingent shares, was $186,300.

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

                     FIRST RESERVE, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 3 - BUSINESS COMBINATIONS (CONTINUED)

         Additional cash consideration to the former shareholder of Daniels may be paid, pending the achievement of certain commission levels during three separate one-year periods, ending on August 31, 2004. If these commission levels are not achieved during these three separate one-year periods, no additional cash consideration will be paid. Due to the contingent nature of this cash consideration, the Company will record this transaction as additional purchase price upon the former shareholder of Daniels achieving the required commission levels. Based on recent trading of the Company's stock, the fair value of the Company's stock price on the acquisition date was $1.35 per share. The total cost of the acquisition was approximately $13,500.

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

                     FIRST RESERVE, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 3 - BUSINESS COMBINATIONS (CONTINUED)

         This unaudited proforma condensed consolidated information does not purport to represent what the actual results of operations would have been assuming the acquisitions had taken place on the dates assumed above, nor do they purport to predict the results of operations in future periods:

                                                    Six-month       Six-month
                                                  period ended     period ended
                                                    June 30,         June 30,
                                                      2000            1999
                                                  ------------     ------------
               Total revenue                      $ 15,899,859     $ 11,998,176
                                                  ============     ============

               Net income                         $    617,390     $    416,106
                                                  ============     ============
               Earnings per share:
                   Basic                          $       0.09     $       0.06
                                                  ============     ============
                   Weighted average shares          66,767,050        6,567,050
                                                  ============     ============

                   Diluted                        $       0.09     $       0.06
                                                  ============     ============
                   Weighted average shares           6,767,050        6,720,625
                                                  ============     ============

NOTE 4 - CASH HELD IN TRUST

         The Company maintains separately designated trust accounts for home buyers' earnest money, property owners, tenants, and other third parties. The Company holds such funds until sold properties are closed and leases have expired. Funds are disbursed in accordance with the settlement instructions or rental management agreements. These funds are not recorded in the Company's financial statements as they are held in a fiduciary capacity. At June 30, 2001, the Company held $10,715,255 of funds in trust.

NOTE 5 - LEGAL AND OTHER SETTLEMENTS

         Included in legal and other settlement amounts are costs incurred by EWM in settling various disputes arising with customers or tenants in the ordinary course of business.

NOTE 6 - CONTINGENT SHARES

         Under the terms of the September 1, 2000 asset acquisition agreement between EWM and Ross, the sole shareholder of Ross would receive an additional 112,000 "contingent" shares of common stock of the Company, pending future gross commission income to be generated by the sole shareholder of Ross over a 12- month "review" period, beginning
         January 1, 2001. Due to the contingent nature of the shares, the Company will record them as additional purchase price upon issuance of the shares. At June 30, 2001, the shareholder of Ross had met 54% of the gross commission income requirement stated in the agreement. If the review period had ended on June 30, 2001, no shares would be issued to this shareholder because there is no pro-rata allocation of shares, and they are not included in the basic or diluted earnings per share calculation.

                     FIRST RESERVE, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 6 - CONTINGENT SHARES (CONTINUED)

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

NOTE 7 - EARNINGS PER SHARE

         Basic earnings per share ("EPS") was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS were determined on the assumption that the contingent shares were increased at the beginning of the period, or at time of issuance, if later.

         The following is the calculation of earnings per share:

                                                     Six-month       Six-month      Six-month
                                                    period ended    period ended   period ended
                                                    June 30, 2001   June 30, 2000  June 30, 1999
                                                    -------------   -------------  -------------
         Basic earnings per common share:
             Numerator
                Net income before extraordinary
                  items applicable to common
                  stockholders                        $  721,438      $  581,699     $  436,057
                Extraordinary items, net                      --              --             --
                                                      ----------      ----------     ----------
                Income applicable to common
                  stockholders                        $  721,438      $  581,699     $  436,057
                                                      ==========      ==========     ==========

             Denominator
                Weighted average common shares         6,693,759       6,767,050      6,567,050
                                                      ----------      ----------     ----------
                Basic EPS                             $     0.11      $     0.09     $     0.07
                                                      ==========      ==========     ==========

                     FIRST RESERVE, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 7 - EARNINGS PER SHARE (CONTINUED)

                                                            Six-month         Six-month        Six-month
                                                           period ended      period ended     period ended
                                                           June 30, 2001     June 30, 2000    June 30, 1999
                                                           -------------     -------------    -------------
         Diluted earnings per common share:
             Numerator
               Net income before extraordinary
                 items applicable to common
                 stockholders                                 $  721,438        $  581,699       $  436,057
               Extraordinary items, net                               --                --               --
                                                              ----------        ----------       ----------
               Income applicable to common
                 stockholders                                 $  721,438        $  581,699       $  436,057
                                                              ==========        ==========       ==========

             Denominator
               Weighted average common shares                  6,693,759         6,767,050        6,567,050
               Contingent shares                                      --                --          153,575
                                                              ----------        ----------       ----------
                                                               6,693,759         6,767,050        6,720,625
                                                              ----------        ----------       ----------
               Diluted EPS                                    $     0.11        $     0.09       $     0.06
                                                              ==========        ==========       ==========

                                                           Three-month       Three-month      Three-month
                                                           period ended      period ended     period ended
                                                           June 30, 2001     June 30, 2000    June 30, 1999
                                                           -------------     -------------    -------------
         Basic earnings per common share:
             Numerator
               Net income before extraordinary
                 items applicable to common
                 stockholders                                 $  549,562        $  740,502       $  529,423
               Extraordinary items, net                               --                --               --
                                                              ----------        ----------       ----------
               Income applicable to common
                 stockholders                                 $  549,562        $  740,502       $  529,423
                                                              ==========        ==========       ==========

             Denominator
               Weighted average common shares                  6,693,759         6,767,050        6,567,050
                                                              ----------        ----------       ----------
               Basic EPS                                      $     0.08        $     0.11       $     0.08
                                                              ==========        ==========       ==========

         Diluted earnings per common share:
             Numerator
               Net income before extraordinary
                 items applicable to common
                 stockholders                                 $  549,562        $  740,502       $  529,423
               Extraordinary items, net                               --                --               --
                                                              ----------        ----------       ----------
               Income applicable to common
                 stockholders                                 $  549,562        $  740,502       $  529,423
                                                              ==========        ==========       ==========

                     FIRST RESERVE, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 7 - EARNINGS PER SHARE (CONTINUED)

                                                           Three-month        Three-month      Three-month
                                                          period ended       period ended     period ended
                                                         June 30, 2001      June 30, 2000    June 30, 1999
                                                         -------------      -------------    -------------
             Denominator
                Weighted average common shares               6,693,759          6,767,050        6,651,629
                Contingent shares                                    -                  -           68,996
                                                         -------------      -------------    -------------
                                                             6,693,759          6,767,050        6,720,625
                                                         -------------      -------------    -------------
                Diluted EPS                              $        0.08      $        0.11    $        0.08
                                                         =============      =============    =============

         For the six-month periods ended June 30, 2001, 2000 and 1999, warrants to purchase 500,000 shares of common stock at $2.54, $2.57 and $2.57 per share, respectively, and 500,000 shares of common stock at $2.93, $2.96 and $2.96 per share, respectively, were outstanding but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. The warrants, which expire on August 31, 2003, were still outstanding at the end of the periods.

NOTE 8 - BUSINESS SEGMENT INFORMATION

         The Company's operations are principally managed on a product services basis and are comprised of four reportable segments: Esslinger, Wooten & Maxwell, Inc. ("EWM"), Embassy Financial Services, Inc. ("Embassy"), Columbia Title of Florida, Inc. ("Columbia"), and First Reserve Insurance, Inc. ("FRINS"). EWM's product services consist of residential and commercial real estate brokerage, management, and relocation services. Embassy's product services have been in the capacity of a mortgage lender and mortgage broker in the South Florida area, specializing in conventional, FHA and VA mortgages. Columbia's product has been in the capacity of a title company. FRINS has been in the capacity of insurance broker. Revenue, net income (loss) EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, and identifiable assets for these segments are as follows:

                                                     Six-month period ended June 30, 2001
                                                     ------------------------------------

                                                                              First
                           Essslinger,        Embassy        Columbia        Reserve       First
                            Wooten &         Financial       Title of       Insurance     Reserve,
                          Maxwell, Inc.    Services, Inc.   Florida, Inc.      Inc.         Inc.        Total
                          ---------------------------------------------------------------------------------------
         Revenue           $18,772,084      $   955,267       $695,713       $6,418      $       -    $20,429,482
         EBITDA            $ 1,297,286      $   125,120       $ 69,048       $4,318      $(113,755)   $ 1,382,017
         Net income
            (loss)         $   620,280      $    38,804       $109,842       $2,442      $ (49,930)   $   721,438
         Identifiable
            assets at
            period end     $ 5,185,466      $ 2,377,237       $358,118       $9,158      $ 172,982    $ 8,102,961

                     FIRST RESERVE, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 8 - BUSINESS SEGMENT INFORMATION (CONTINUED)

                                       Three-month period ended June 30, 2001
                                       --------------------------------------

                 Esslinger,        Embassy         Columbia        Reserve       First
                  Wooten &        Financial        Title of       Insurance     Reserve,
                Maxwell, Inc.   Services, Inc.   Florida, Inc.       Inc.         Inc.          Total
                -------------   --------------   -------------    ---------    ---------     -----------
Revenue          $ 9,996,193     $   504,239       $ 414,168       $  2,462    $      --     $10,917,062
EBITDA           $   964,382     $    55,987       $  71,455       $    383    $ (52,282)      1,039,925
Net income       $   476,946     $       238       $  86,864       $   (533)   $ (13,953)        549,562
 (loss)
Identifiable
 assets at
 period end      $ 5,185,466     $ 2,377,237       $ 358,118       $  9,158   $   172,982    $ 8,102,961

                                     Six-month period ended June 30, 2000
                                     ------------------------------------

                 Esslinger,        Embassy         Columbia         First
                  Wooten &        Financial        Title of        Reserve,
                Maxwell, Inc.   Services, Inc.   Florida, Inc.       Inc.          Total
                -------------   --------------   -------------    ---------     -----------
Revenue          $14,244,797     $   621,019       $ 458,136      $       -     $15,323,952
EBITDA           $   882,639     $    34,852       $   6,001      $(102,542)    $   820,950
Net income
(loss)           $   734,123     $    15,395       $     (75)     $(167,744)    $   581,699
Identifiable
 assets at
 period end      $ 4,005,470     $ 1,378,632       $ 187,857      $ 256,101     $ 5,828,060

                                  Three-month period ended June 30, 2000
                                  --------------------------------------

                 Esslinger,        Embassy         Columbia         First
                  Wooten &        Financial        Title of        Reserve,
                Maxwell, Inc.   Services, Inc.   Florida, Inc.       Inc.          Total
                -------------   --------------   -------------    ---------     -----------
Revenue          $ 8,781,767     $   376,963       $ 304,950      $      --     $ 9,463,680
EBITDA           $   868,522     $    42,602       $  64,841      $(102,565)    $   873,400
Net income
 (loss)          $   783,589     $    32,779       $  52,087      $(127,953)    $   740,502
Identifiable
 assets at
 period end      $ 4,005,470     $ 1,378,632       $ 187,857      $ 256,101     $ 5,828,060

                                    Six-month period ended June 30, 1999
                                    ------------------------------------

                 Esslinger,        Embassy         Columbia         First
                  Wooten &        Financial        Title of        Reserve,
                Maxwell, Inc.   Services, Inc.   Florida, Inc.       Inc.          Total
                -------------   --------------   -------------    ---------     -----------
Revenue          $11,134,579     $   577,146       $142,741       $     653     $11,855,119
EBITDA           $   523,907     $     6,291       $215,602       $(133,572)    $   612,228
Net income
  (loss)         $   421,122     $    (2,720)      $209,821       $(192,166)    $   436,057
Identifiable
  assets at
  period end     $ 3,456,050     $ 1,559,544       $424,094       $  17,077     $ 5,456,765

                     FIRST RESERVE, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 8 - BUSINESS SEGMENT INFORMATION (CONTINUED)

                                  Three-month period ended June 30, 1999
                                  --------------------------------------

                 Esslinger,        Embassy         Columbia         First
                  Wooten &        Financial        Title of        Reserve,
                Maxwell, Inc.   Services, Inc.   Florida, Inc.       Inc.          Total
                -------------   --------------   -------------    ---------     -----------
Revenue          $6,387,824       $  301,572       $142,741       $      653     $6,832,790
EBITDA           $  498,695       $   17,975       $215,602       $  (90,145)    $  642,127
Net income
  (loss)         $  437,560       $   11,964       $209,821        $(129,922)    $  529,423
Identifiable
  assets at
  period end     $3,456,050       $1,559,544       $424,094       $   17,077     $5,456,765

NOTE 9 - REGULATORY MATTERS

           HUD Requirements
           ----------------
           Embassy is a non-supervised loan correspondent for purposes of the U.S. Department of Housing and Urban Development ("HUD"). As such,
           24 -CFR Part 202 of the HUD handbook requires Embassy to have an Adjusted Net Worth of at least $50,000. Embassy is in compliance with this requirement.

           State of Florida Requirements
           -----------------------------
           Embassy is also a licensed mortgage lender under Chapter 494 of the State of Florida. As such, Embassy is required to have a minimum net worth of $250,000. Embassy is in compliance with this requirement.