Form 10QSB
period 2001-09-30
FIRST RESERVE INC
filed 2001-11-14
CIK 1060846

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _______________

                          Commission File No. 0-28067

                              FIRST RESERVE, INC.
                              -------------------
            (Exact name of registrant as specified in its charter)

                 Florida                                    86-0740730
      ------------------------------                   -------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

     1360 South Dixie Highway, Coral Gables, FL               33146
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

     As of September 30, 2001, 6,475,050 shares of the Registrant's Common Stock, no par value per share, were outstanding.

                     FIRST RESERVE, INC. AND SUBSIDIARIES
                             INDEX TO FORM 10-QSB

                                                                                  Page
                                                                                  ----
                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          September 30, 2001 and December 31, 2000                                 F-1

          Condensed Consolidated Statements of Income and Accumulated Deficit
          Nine Months Ended September 30, 2001 and September 30, 2000              F-3

          Condensed Consolidated Statements of Income and Accumulated Deficit
          Three Months Ended September 30, 2001 and September 30, 2000             F-4

          Condensed Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 2001 and September 30, 2000              F-5

          Notes to Condensed Consolidated Financial Statements                     F-7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                      1

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                         3

          Signatures                                                               4

                                    PART  I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements.

Immediately following the signature page in this Form 10-QSB.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with our Condensed Consolidated Financial Statements, as of September 30, 2001, and the related notes to the Condensed Consolidated Financial Statements, along with our Consolidated Financial Statements as of December 31, 2000, and the related Notes to Consolidated Financial Statements. Our Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to our continuing operations.

Results of Operations

Revenues. Our revenues increased approximately 34.3% for the nine-month period ended September 30, 2001, over those for the nine-month period ended September 30, 2000. The percentage increase resulted from the following sources: (i) the operations of Ross & Associates, Inc. ("Ross Group") and The Daniels Group, Inc. ("Daniels Group") both acquired in September, 2000; (ii) the operations of our new offices in Weston, Florida, Ft. Lauderdale (Las Olas), Florida and Coconut Grove, Florida; and (iii) improved sales from our existing offices.

Operating Expenses. Operating expenses increased to approximately $29.9 million for the nine-month period ended September 30, 2001 as compared to $22.4 million for the nine-month period ended September 30, 2000. The significant components of our operating expenses are: (i) commissions to sales people (69.3%); (ii) officer and staff salaries (9.5%); (iii) office rental costs (3.9%); (iv) advertising expenses (5.5%); (v) promotional expenses (1.0%) and; (vi) insurance (0.9%). Our operating expenses increased as a result of the operations of Ross & Associates and the Daniels Group, along with increased expenses as a result of the opening of the Weston, Las Olas and Coconut Grove offices.

Interest. Interest income increased from $23,476 for the nine-month period ended September 30, 2000 to $152,751 for the nine-month period ended September 30, 2001, primarily due to increased in mortgage loans held for sale.

Net Gain from Continuing Operations. We had a net gain from operations of $1,691,550 for the nine-month period ended September 30, 2001 as compared to a net gain of $1,079,689 for the nine-month period ended September 30, 2000. This increase from continuing operations resulted primarily as a result of the inclusion of the operations of Ross & Associates, the Daniels Group and the Weston, Las Olas and Coconut Grove offices.

Liquidity and Capital Resources

Cash provided by operating activities was $1,279,949 for the nine-month period ended September 30, 2001. This was primarily due to increases in mortgage loans held for sale, cash receipts from customers and interest income.

Cash used for investing activities was $280,021 for the nine-month period ended September 30, 2001. This was primarily due to purchases of property and equipment.

Cash provided by financing activities was $263,723 for the nine-month period ended September 30, 2001, principally due to an increase from the warehouse line of credit, resulting from an increase in mortgage loans held for sale partially offset by acquisitions of treasury stock.

At September 30, 2001, we had long-term obligations payable of approximately $48,570. We also had a $3.5 million "warehouse" line of credit available to fund loans to be made in connection with Embassy's operations. Each "warehouse" loan is fully backed by a permanent "take-out" loan commitment from a national institutional lender in residential financing. As of September 30, 2001, the balance of this "warehouse" line of credit was approximately $2,302,096 with a corresponding asset of "mortgage loans held for sale" of $2,330,475.

At September 30, 2001, we had shareholder equity of $4,785,809. For the nine-month period ended September 30, 2001, working capital (current assets less current liabilities) was approximately $1,575,693, primarily as a result of a significant increase in cash and mortgage loans held for sale.

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

Our eighth office in Miami-Dade County also opened in June 2001. This office is located in Coconut Grove, Florida and complements the other Esslinger, Wooten & Maxwell,

Inc.("EWM") offices in the south Miami-Dade County markets. This office was leased in a location that had formerly housed a real estate office since the early 1920s.

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



Date: November 14, 2001             FIRST RESERVE, INC.


                                    By: /s/ Ronald A. Shuffield
                                        -----------------------
                                        Ronald A. Shuffield,
                                        President and
                                        Principal Financial Officer

                     FIRST RESERVE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET


                                    ASSETS

                                                    (Unaudited)
                                                   September 30,   December 31,
CURRENT ASSETS                                         2001            2000
                                                   -------------   ------------
  Cash                                               $ 2,144,909    $   881,258
  Interest-bearing deposit with bank                     225,000        225,000
  Receivables                                            600,255        800,315
  Mortgage loans held for sale                         2,330,475      2,059,016
  Prepaid expenses and other                             233,024        264,013
                                                     -----------    -----------

      Total current assets                             5,533,663      4,229,602
                                                     -----------    -----------

PROPERTY AND EQUIPMENT
  Furniture and equipment                              1,303,578      1,233,021
  Office equipment                                       889,818        928,329
  Transportation equipment                                20,000         20,000
  Leasehold improvements                                 741,805        690,244
  Equipment held under capital leases                     35,730         35,730
                                                     -----------    -----------
                                                       2,990,931      2,907,324

  Less accumulated depreciation                       (1,170,182)    (1,085,269)
                                                     -----------    -----------

      Net property and equipment                       1,820,749      1,822,055
                                                     -----------    -----------

OTHER ASSETS
  Goodwill, net                                        1,240,356      1,286,660
  Deposits and other                                     197,581        182,513
                                                     -----------    -----------

      Total other assets                               1,437,937      1,469,173
                                                     -----------    -----------

      Total assets                                   $ 8,792,349    $ 7,520,830
                                                     ===========    ===========

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     (Unaudited)
                                                    September 30,    December 31,
CURRENT LIABILITIES                                     2001            2000
                                                    -------------    -----------
  Accounts payable and accrued expenses               $   485,678    $   546,576
  Bank overdraft                                           79,118        108,360
  Deferred mortgage fee income                             66,465         58,625
  Reserves on deposit                                      24,825         63,820
  Warehouse line of credit - bank                       2,302,096      1,788,324
  Income tax payable                                      492,776              -
  Current portion of obligations under
    capital leases                                          7,012          7,012
  Current maturities of long-term debt, net
    of unamortized discount                               500,000        204,985
                                                      -----------    -----------

      Total current liabilities                         3,957,970      2,777,702
                                                      -----------    -----------

LONG-TERM LIABILITIES
  Obligations under capital leases                         12,120         17,287
  Note payable, net of unamortized discount                     -        725,843
  Deferred tax liability                                   36,450              -
                                                      -----------    -----------

      Total long-term liabilities                          48,570        743,130
                                                      -----------    -----------

      Total liabilities                                 4,006,540      3,520,832
                                                      -----------    -----------

STOCKHOLDERS' EQUITY
  Common stock, no par value, 100,000,000
    authorized shares, 6,915,050 shares
    issued, 6,475,050 and 6,715,050 shares
    outstanding at September 30, 2001 and
    December 31, 2000, respectively                     6,139,307      6,139,307
  Accumulated deficit                                    (759,498)    (1,869,309)
  Less treasury stock, 440,000 and 200,000
    shares common stock, no par value at
    cost at September 30, 2001 and
    December 31, 2000, respectively                      (594,000)      (270,000)

      Total stockholders' equity                        4,785,809      3,999,998
                                                      -----------    -----------
      Total liabilities and stockholders' equity      $ 8,792,349    $ 7,520,830
                                                      ===========    ===========

                     FIRST RESERVE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND ACCUMULATED DEFICIT

                                           (Unaudited)     (Unaudited)
                                            Nine-month      Nine-month
                                           period ended    period ended
                                          September 30,   September 30,
                                               2001            2000
                                          -------------   -------------
REVENUES
  Real estate management and brokerage      $28,795,300     $21,615,313
  Mortgage                                    1,463,638       1,088,514
  Title fees                                  1,236,156         760,509
  Insurance                                      10,617               -
                                            -----------     -----------

      Total revenues                         31,505,711      23,464,336
                                            -----------     -----------

COSTS AND EXPENSES
  Commissions, fees, and other
   incentives:
    Real estate                              19,952,839      14,693,300
    Mortgage                                    509,389         367,876
    Title                                       378,978         203,693
  General and administrative expenses         8,751,967       6,825,976
  Depreciation and amortization                 305,347         263,413
                                            -----------     -----------

      Total costs and expenses               29,898,520      22,354,258
                                            -----------     -----------

      Income from operations before
       income taxes and other
       income and expenses                    1,607,191       1,110,078
                                            -----------     -----------

OTHER INCOME AND (EXPENSES)
  Interest income                               152,751          23,476
  Interest expense                             (124,465)       (108,089)
  Other income                                   60,788          49,687
  (Loss)/gain on disposition of                  (4,715)          4,537
   property and equipment                   -----------     -----------

      Total other income and (expenses)          84,359         (30,389)
                                            -----------     -----------

      Income before income taxes              1,691,550       1,079,689

PROVISION FOR INCOME TAX                        581,739           7,488
                                            -----------     -----------

      Net income                              1,109,811       1,072,201

ACCUMULATED DEFICIT, beginning of period     (1,869,309)     (3,246,487)
                                            -----------     -----------

ACCUMULATED DEFICIT, end of period          $  (759,498)    $(2,174,286)
                                            ===========     ===========

BASIC EARNINGS PER COMMON SHARES            $      0.17     $      0.16
                                            ===========     ===========

WEIGHTED AVERAGE COMMON SHARES                6,687,331       6,783,314
                                            ===========     ===========

DILUTED EARNINGS PER COMMON SHARES          $      0.17     $      0.16
                                            ===========     ===========

WEIGHTED AVERAGE DILUTED COMMON SHARES        6,687,331       6,783,314
                                            ===========     ===========

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                     FIRST RESERVE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND ACCUMULATED DEFICIT

                                           (Unaudited)     (Unaudited)
                                           Three-month     Three-month
                                           period ended    period ended
                                          September 30,   September 30,
                                               2001            2000
                                          -------------   -------------
REVENUES
  Real estate management and brokerage      $10,023,216     $ 7,370,516
  Mortgage                                      508,371         467,495
  Title fees                                    540,443         302,373
  Insurance                                       4,199               -
                                            -----------     -----------
      Total revenues                         11,076,229       8,140,384
                                            -----------     -----------

COSTS AND EXPENSES
  Commissions, fees, and other
   incentives:
    Real estate                               6,942,660       4,964,429
    Mortgage                                    178,624         159,162
    Title                                       166,095          79,838
  General and administrative expenses         3,126,238       2,339,102
  Depreciation and amortization                 106,301          93,589
                                            -----------     -----------

      Total costs and expenses               10,519,918       7,636,120
                                            -----------     -----------

      Income from operations before
       income taxes and other
       income and expenses                      556,311         504,264
                                            -----------     -----------

OTHER INCOME AND (EXPENSES)
  Interest income                                61,343          10,896
  Interest expense                              (38,627)        (43,262)
  Other income                                   15,390          16,955
  Gain on disposition of property and                 -           4,537
   equipment                                -----------     -----------

      Total other income and (expenses)          38,106         (10,874)
                                            -----------     -----------

      Income before income taxes                594,417         493,390

PROVISION FOR INCOME TAX                        206,044           2,888
                                            -----------     -----------

      Net income                                388,373         490,502

ACCUMULATED DEFICIT, beginning of period     (1,147,871)     (2,664,788)
                                            -----------     -----------

ACCUMULATED DEFICIT, end of period          $  (759,498)    $(2,174,286)
                                            ===========     ===========

BASIC EARNINGS (LOSS) PER COMMON SHARES     $      0.06     $      0.07
                                            ===========     ===========

WEIGHTED AVERAGE COMMON SHARES                6,685,702       6,783,314
                                            ===========     ===========

DILUTED EARNINGS (LOSS) PER COMMON          $      0.06     $      0.07
 SHARES                                     ===========     ===========

WEIGHTED AVERAGE DILUTED COMMON SHARES        6,685,702       6,783,314
                                            ===========     ===========

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                     FIRST RESERVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                (Unaudited)     (Unaudited)
                                                 Nine-month      Nine-month
                                                period ended    period ended
                                                September 30,   September 30,
                                                    2001             2000
                                               -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                  $ 31,727,505    $ 23,512,232
  Interest received                                  152,751          23,476
  Interest paid                                     (124,465)       (127,100)
  Cash paid to suppliers and employees           (29,641,332)    (22,006,480)
  Receipts from (payments to borrowers), net        (379,819)        (16,330)
  Settlements paid                                  (422,691)       (177,588)
  Income taxes paid                                  (32,000)         (7,488)
                                                ------------    ------------

      Net cash provided by operating
       activities                                  1,279,949       1,200,722
                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to employees                               (2,500)        (12,700)
  Net (increase) decrease in deposits                (39,806)         12,823
  Purchases of property and equipment               (237,715)       (655,355)
  Proceeds from disposition of property and
    equipment                                              -           4,537
                                                ------------    ------------

      Net cash used in investing activities         (280,021)       (650,695)
                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank overdraft                        79,118               -
  Net proceeds from warehouse line of credit         513,772          16,952
  Payment on loan payable                                  -          (4,646)
  Payment of capital lease obligation                 (5,167)         (4,520)
  Acquisition of treasury stock                     (324,000)              -
                                                ------------    ------------

      Net cash provided by financing
       activities                                    263,723           7,786
                                                ------------    ------------

      Net increase in cash                         1,263,651         557,813

CASH, beginning of period                            881,258         727,130
                                                ------------    ------------

CASH, end of period                             $  2,144,909    $  1,284,943
                                                ============    ============

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                     FIRST RESERVE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                   (Unaudited)     (Unaudited)
                                                    Nine-month      Nine-month
                                                   period ended    period ended
                                                   September 30,   September 30,
                                                       2001            2000
                                                   -------------   -------------
RECONCILIATION OF NET INCOME TO
  NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
    Net income                                         $1,109,811   $1,072,201
    Adjustments to reconcile net income
       to net cash provided by (used in)
       operating activities:
        Depreciation                                      234,306      203,144
        Amortization                                       71,041       60,269
        Loss/(gain) on disposition of property
           and equipment                                    4,715       (4,537)
        Decrease in accounts receivable                   200,060        8,137
        Increase in mortgage loans held for sale         (271,459)     (16,330)
        Decrease in prepaid expenses and
           other assets                                    33,490       19,057
        Decrease in reserves on deposit                   (38,995)         -
        (Decrease) increase in accounts
          and notes (operating) payable
          and accrued expenses                           (491,726)    (131,291)
        Decrease in bank overdraft (operating)           (108,360)         -
        Increase (decrease) in deferred
           mortgage fee income                              7,840       (5,019)
        Decrease in escrow deposits                           -         (4,909)
        Increase in income tax payable                    492,776          -
        Increase in deferred tax liability                 36,450          -
                                                       ----------   ----------

            Net cash provided by operating activities  $1,279,949   $1,200,722
                                                       ==========   ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
On September 1, 2000, Esslinger, Wooten & Maxwell, Inc. ("EWM") purchased substantially all the assets of Ross & Associates, Inc., for $186,300 in stock of the Company. As a result of this acquisition, accounted for as a purchase, property, plant, and equipment of $46,875, accounts receivable of $41,500, and other assets of $97,925 were recorded.

On September 1, 2000, EWM acquired substantially all of the assets of The Daniels Group, Inc., for $13,500 in stock of the Company. As a result of this acquisition, accounted for as a purchase, property, plant, and equipment totaling $13,500 was recorded.


The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                     FIRST RESERVE, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNT POLICIES
          In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of First Reserve, Inc. and Subsidiaries (the "Company"), as of September 30, 2001, and the results of their operations and cash flows for the periods then ended. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by generally accepted accounting principles. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company's Form 10-KSB annual report for 2000 filed with the Securities and Exchange Commission.

          The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the notes to the consolidated financial statements included in the Company's Form 10-KSB annual report for the year ended December 31, 2000.

          The Company created a new subsidiary, First Reserve Insurance, Inc. ("FRINS") in 2000. On September 13, 2000, FRINS signed an exclusive agreement with an insurance broker to market and sell insurance products to the clients of EWM and the Company. These insurance products include, but are not limited to, property and casualty, automobile, life, and health insurance policies. The results of operations of FRINS for 2000 are included in the consolidated condensed statement of income for the period from September 13, 2000 to September 30, 2000.

NOTE 2 -  USE OF ESTIMATES
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                     FIRST RESERVE, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 3 -  BUSINESS COMBINATIONS

          On September 1, 2000, EWM acquired substantially all the assets of Ross & Associates, Inc. ("Ross") in a business combination accounted for as a purchase. Ross was primarily engaged in the same activity as EWM. Under the terms of the agreement, Ross's sole shareholder received 138,000 shares of common stock of the Company on the date of the acquisition. An additional 112,000 "contingent" shares of common stock of the Company will be issued pending future gross commission income to be generated by the former shareholder of Ross between January 1, 2001 to December 31, 2001. Due to the contingent nature of these shares, the Company will record them as additional purchase price upon issuance of the shares. Based on recent trading of the Company's stock, the fair value of the Company's stock price on the acquisition date was $1.35 per share. The total cost of the acquisition, excluding the contingent shares, was $186,000.

          On September 1, 2000, EWM acquired substantially all of the assets of The Daniels Group, Inc. ("Daniels") in a business combination accounted for as a purchase. Daniels was primarily engaged in the same activity as EWM. Under the terms of the agreement, Daniels' sole shareholder received 10,000 shares of common stock of the Company on the date of the acquisition. Additional cash consideration to the former shareholder of Daniels may be paid, pending the achievement of certain commission levels during three separate one-year periods, ending on August 31, 2004. If these commission levels are not achieved during these three separate one-year periods, no additional cash consideration will be paid. Due to the contingent nature of this cash consideration, the Company will record this transaction as additional purchase price upon the former shareholder of Daniels achieving the required commission levels. Based on recent trading of the Company's stock, the fair value of the Company's stock price on the acquisition date was $1.35 per share. The total cost of the acquisition was approximately $13,500.

          The assets of Ross and Daniels (the "acquired companies") are reflected in the accompanying consolidated financial statements. The results of operations of the acquired companies are included in the consolidated results from the date they were acquired, September 1, 2000. The following proforma consolidated statement of income gives effect to the acquisitions of all the outstanding shares of Daniels and Ross as if it had occurred on January 1, 2000, after giving effect to certain adjustments, including increased amortization of goodwill generated from the acquisitions. The proforma adjustments are based upon available information and certain assumptions that the Company believes are reasonable.

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

                                                           Nine-month
                                                          period ended
                                                          September 30,
                                                               2000
                                                           ------------

             Total revenue                                  $26,779,609
                                                            ===========

             Net income                                     $ 1,040,221
                                                            ===========
             Earnings per share:
               Basic                                        $     0.15
                                                            ==========
               Weighted average shares                       6,783,314
                                                            ==========

               Diluted                                      $     0.15
                                                            ==========
               Weighted average shares                       6,783,314
                                                            ==========

NOTE 4 -  CASH HELD IN TRUST
          The Company maintains separately designated trust accounts for home buyers' earnest money, property owners, tenants, and other third parties. The Company holds such funds until sold properties are closed and leases have expired. Funds are disbursed in accordance with the settlement instructions or rental management agreements. These funds are not recorded in the Company's financial statements as they are held in a fiduciary capacity. At September 30, 2001, the Company held $7,446,675 of funds in trust.

NOTE 5 -  LEGAL AND OTHER SETTLEMENTS
          Included in legal and other settlement amounts are costs incurred by EWM in settling various disputes arising with customers or tenants in the ordinary course of business.

NOTE 6 -  CONTINGENT SHARES
          Under the terms of the September 1, 2000 asset acquisition agreement between EWM and Ross, the sole shareholder of Ross would receive an additional 112,000 "contingent" shares of common stock of the Company, pending future gross commission income to be generated by the sole shareholder of Ross over a 12- month "review" period, beginning January 1, 2001. Due to the contingent nature of the shares, the Company will record them as additional purchase price upon issuance of the shares. At September 30, 2001, the shareholder of Ross had met 92% of the gross commission income requirement stated in the agreement. If the review period had ended on September 30, 2001, no shares would be issued to this shareholder because there is no pro-rata allocation of shares, and they are not included in the basic or diluted earnings per share calculation.

                     FIRST RESERVE, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 7 -  EARNINGS PER SHARE
          Basic earnings per share ("EPS") were computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS were determined on the assumption that the contingent shares were increased at the beginning of the period, or at time of issuance, if later.

          The following is the calculation of earnings per share:

                                                 Nine-month      Nine-month
                                                period ended    period ended
                                                September 30,   September 30,
                                                     2001            2000
                                                -------------   -------------
         Basic earnings per common share:
           Numerator
             Net income before extraordinary
               items applicable to common
               stockholders                        $1,109,811      $1,072,201
             Extraordinary items, net                     -               -
                                                   ----------      ----------
             Income applicable to common
               stockholders                        $1,109,811      $1,072,201
                                                   ==========      ==========

           Denominator
             Weighted average common shares         6,687,331       6,783,314
                                                   ----------      ----------
             Basic EPS                             $     0.17      $     0.16
                                                   ==========      ==========

         Diluted earnings per common share:
           Numerator
             Net income before extraordinary
               items applicable to common
               stockholders                        $1,109,811      $1,072,201
             Extraordinary items, net                     -               -
                                                   ----------      ----------
             Income applicable to common
               stockholders                        $1,109,811      $1,072,201
                                                   ==========      ==========

           Denominator
             Weighted average common shares         6,687,331       6,783,314
                                                   ----------      ----------
             Diluted EPS                           $     0.17      $     0.16
                                                   ==========      ==========

                     FIRST RESERVE, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 7 -  EARNINGS PER SHARE (CONTINUED)

                                                 Three-month    Three-month
                                                period ended   period ended
                                                September 30,  September 30,
                                                     2001           2000
                                                -------------  -------------

         Basic earnings per common share:
           Numerator
             Net income before extraordinary
               items applicable to common
               stockholders                        $  388,373     $  490,502
             Extraordinary items, net                       -              -
                                                   ----------     ----------
             Income applicable to common
               stockholders                        $  388,373     $  490,502
                                                   ==========     ==========

           Denominator
             Weighted average common shares         6,685,702      6,783,314
                                                   ----------     ----------
             Basic EPS                             $     0.06     $     0.07
                                                   ==========     ==========


         Diluted earnings per common share:
           Numerator
             Net income before extraordinary
               items applicable to common
               stockholders                        $  388,373     $  490,502
             Extraordinary items, net                       -              -
                                                   ----------     ----------
             Income applicable to common
               stockholders                        $  388,373     $  490,502
                                                   ==========     ==========

           Denominator
             Weighted average common shares         6,685,702      6,783,314
                                                   ----------     ----------
             Diluted EPS                           $     0.06     $     0.07
                                                   ==========     ==========

         For the nine-month periods ended September 30, 2001 and 2000, warrants to purchase 500,000 shares of common stock at $2.54 per share, and 500,000 shares of common stock at $2.93 and $2.92 per share, respectively, were outstanding but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. The warrants, which expire on August 31, 2003, were still outstanding at the end of the periods.

                     FIRST RESERVE, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 8 - BUSINESS SEGMENT INFORMATION

         The Company's operations are principally managed on a product services basis and are comprised of four reportable segments: Esslinger, Wooten & Maxwell, Inc. ("EWM"), Embassy Financial Services, Inc. ("Embassy"), Columbia Title of Florida, Inc. ("Columbia"), and First Reserve Insurance, Inc. ("FRINS"). EWM's product services consist of residential and commercial real estate brokerage, management, and relocation services. Embassy's product services have been in the capacity of a mortgage lender and mortgage broker in the South Florida area, specializing in conventional, FHA, and VA mortgages. Columbia's product services have been in the capacity of a title company. FRINS has been in the capacity of insurance broker. Revenue, net income
         (loss), and EBITDA, which is defined as earnings before interest, taxes, depreciation, and amortization, and identifiable assets for these segments are as follows:

                                               Nine-month period ended September 30, 2001
                                               ------------------------------------------

                                                                                First
                                 Esslinger,       Embassy        Columbia      Reserve       First
                                  Wooten &       Financial       Title of     Insurance,    Reserve,
                                Maxwell, Inc.  Services, Inc.  Florida, Inc.     Inc.         Inc.          Total
                                -------------  --------------  -------------  ---------    -----------  -------------
         Revenue                  $28,795,300      $1,463,638     $1,236,156    $10,617     $       -     $31,505,711
         EBITDA                   $ 1,901,240      $  184,134     $  188,717    $ 7,695     $(160,424)    $ 2,121,362
         Net income
          (loss)                  $   936,890      $   53,368     $  172,707    $ 4,548     $ (57,702)    $ 1,109,811
         Identifiable
          assets at
          period end              $ 5,461,218      $2,842,951     $  303,318    $12,857     $ 172,005     $ 8,792,349

                                               Three-month period ended September 30, 2001
                                               -------------------------------------------

                                                                                  First
                                   Esslinger,        Embassy       Columbia      Reserve      First
                                    Wooten &        Financial       Title of    Insurance,  Reserve,
                                  Maxwell, Inc.   Services, Inc.  Florida, Inc.    Inc.       Inc.           Total
                                  -------------   --------------  ------------- ---------   ---------     -----------
         Revenue                  $ 10,023,216     $    508,371   $   540,443   $  4,199    $       -     $11,076,229
         EBITDA                   $    603,954     $     59,014   $   119,665   $  3,377    $ (46,665)    $   739,345
         Net income
          (loss)                  $    316,610     $     14,564   $    62,865   $  2,106    $  (7,772)    $   388,373
         Identifiable
          assets at
          period end              $  5,461,218     $  2,842,951   $   303,318   $ 12,857    $ 172,005     $ 8,792,349

                     FIRST RESERVE, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 8 - BUSINESS SEGMENT INFORMATION (CONTINUED)


                                                            Nine-month period ended September 30, 2000
                                                            ------------------------------------------

                                                Esslinger,       Embassy        Columbia       First
                                                 Wooten &       Financial       Title of      Reserve,
                                               Maxwell, Inc.  Services, Inc.  Florida, Inc.     Inc.        Total
                                               -------------  --------------  -------------  ----------  -----------
         Revenue                                $21,615,313     $1,088,514       $760,509    $       -   $23,464,336
         EBITDA                                 $ 1,442,369     $  122,633       $ 55,410    $(169,221)  $ 1,451,191
         Net income
            (loss)                              $ 1,212,782     $   78,251       $ 45,427    $(264,259)  $ 1,072,201
         Identifiable
            assets at
            period end                          $ 4,445,237     $1,217,857       $211,657    $ 254,165   $ 6,128,916

                                                            Three-month period ended September 30, 2000
                                                            -------------------------------------------

                                                Esslinger,       Embassy       Columbia        First
                                                 Wooten &       Financial       Title of      Reserve,
                                               Maxwell, Inc.  Services, Inc.  Florida, Inc.     Inc.        Total
                                               -------------  --------------  -------------  ----------  -----------
         Revenue                                $ 7,370,516     $  467,495       $302,373    $       -   $ 8,140,384
         EBITDA                                 $   559,730     $   97,970       $ 39,220    $ (66,679)  $   630,241
         Net income
            (loss)                              $   478,659     $   62,856       $ 45,502    $ (96,515)  $   490,502
         Identifiable
            assets at
            period end                          $ 4,445,237     $1,217,857       $211,657    $ 254,165   $ 6,128,916

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