Form 10KSB
period 2001-12-31
FIRST RESERVE INC
filed 2002-04-01
CIK 1060846

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K


     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                      OR

     [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO ____________

                        COMMISSION FILE NUMBER: 0-28067

                              FIRST RESERVE, INC.
       (Exact name of small business issuer as specified in its charter)

                   FLORIDA                                       86-0740730
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)

          1360 South Dixie Highway
            Coral Gables, Florida                                   33146
  (Address of principal executive offices)                       (Zip Code)


      Registrant"s telephone number, including area code: (305) 667-8871

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
                          --------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No _____
                                       -----

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant"s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                              FIRST RESERVE, INC.


                               TABLE OF CONTENTS

                                                                                                              Page
                                                         PART I


Item 1.          Business ............................................................................         1
Item 2.          Properties ..........................................................................         8
Item 3.          Legal Proceedings ...................................................................         8
Item 4.          Submission of Matters to a Vote of Security Holders .................................         8

                                                         PART II

Item 5.          Market for Registrant's Common Stock Equity and Related Stockholder Matters..........          9
Item 6.          Selected Financial Data..............................................................          9
Item 7.          Management"s Discussion and Analysis of Financial Condition and
                 Results of Operations ...............................................................          9
Item 7A.         Quantitative and Qualitative Disclosure about Market Risk............................         11
Item 8.          Financial Statements and Supplementary Data .........................................         11
Item 9.          Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosures ......................................................         11

                                                         PART III


Item 10.         Directors and Executive Officers of the Registrant ..................................         11
Item 11.         Executive Compensation ..............................................................         13
Item 12.         Security Ownership of Certain Beneficial Owners and Management ......................         14
Item 13.         Certain Relationships and Related Transactions ......................................         15

                                                         PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K .....................         15

                                    PART I

ITEM 1.    BUSINESS

GENERAL

First Reserve, Inc. (the "Company" or "Registrant") is a holding company whose primary operations are through Esslinger-Wooten-Maxwell, Inc. ("EWM"), a wholly-owned subsidiary, and a general real estate brokerage firm. EWM was originally founded in 1964. Allen C. Harper and Ronald A. Shuffield, the current principals of the Company, purchased EWM in April 1984 through First Reserve, Inc., a Florida corporation ("First Reserve Florida"), which was established for the purpose of acquiring EWM. First Reserve Florida was a holding company that wholly-owned EWM along with certain other related entities. In addition, a growing amount of the Company's operations are conducted through its wholly-owned subsidiaries, Embassy Financial Services, Inc. and Columbia Title of Florida, Inc.

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

PFRG was organized under the laws of the State of Arizona on September 7, 1993 under the name El Squared, Inc. On August 31, 1994, El Squared, Inc. changed its name to PFRG. On February 2, 1998, PFRG changed its name to First Reserve, Inc. ("FRI"). On June 17, 1998, the Company transferred it domicile from Arizona to Florida, effectively becoming a Florida corporation. Our headquarters are located at 1360 South Dixie Highway, Coral Gables, Florida 33146. Our telephone number is (305) 667-8871 and the fax number is (305) 667-0781.

Subsequent to the above-described acquisition, FRI issued additional shares of common stock. In addition, pursuant to an Agreement of Tax-Free Reorganization (the "Exchange Merger Agreement"), dated as of April 1, 1998, the shareholders of First Reserve Florida and the shareholders of Embassy Financial Services, Inc. ("Embassy"), a licensed residential mortgage lender that originates loans in an agency capacity on behalf of other mortgage lenders, exchanged all of the shares of common stock of First Reserve Florida and Embassy respectively, for shares of the Company"s common stock, with the result being that First Reserve Florida and Embassy became wholly-owned subsidiaries of FRI. This exchange was intended to qualify as a tax-free reorganization pursuant to Section 351 of the Internal Revenue Code of 1986, as amended. After the completion of the share exchange, First Reserve Florida was merged into FRI and all the assets of First Reserve Florida became assets of FRI.

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

Under the terms of the Byrne Merger Agreement, all of the shares of common stock of Byrne were converted into and exchanged for an aggregate of 400,000 shares of common stock of the Company and $300,000 cash. In connection with the merger, Thomas E. Byrne was hired as President of EWM"s Commercial Sales Division pursuant to a three-year employment agreement and the sales associates of Byrne were retained by EWM. As of May 1, 1998, all of Byrne"s pending real estate transactions had been administered by EWM and EWM was entitled to the brokerage proceeds therefrom.

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

Under the terms of the Gerard Merger Agreement, all of the shares of common stock of Gerard were converted into and exchanged for up to 500,000 shares of the Company"s common stock, in the ratio of (i) 3,000 shares of the Company"s common stock for each share of Gerard common stock and (ii) 2,000 shares of the Company"s common stock for each share of Gerard common stock, which shall be subject to and released from escrow in accordance with the terms and conditions set forth in the Gerard Merger Agreement. As of September 30, 1998, all of Gerard"s pending real estate transactions had been administered by EWM and EWM was entitled to the brokerage proceeds therefrom.

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

On September 1, 2000, EWM purchased substantially all the assets of Ross & Associates, Inc. ("Ross") for $186,300 in stock of the Company. As a result of this acquisition, accounted for as a purchase, property, plant and equipment of $46,875, accounts receivable of $41,500 and other assets of $97,925 were recorded. Ross was primarily engaged in the same activity as EWM. Under the terms of the agreement, the Ross sole shareholder received 138,000 shares of common stock of the Company on the date of the acquisition. An additional 112,000 "contingent" shares of common stock of the Company will be issued pending future gross commission income to be generated by the former shareholder of Ross from January 1, 2001 through

December 31, 2001. At December 31, 2001, the former shareholder of Ross had met the gross commission requirement. These additional 112,000 shares will be issued during 2002. Due to the contingent nature of these shares, the Company will record them as additional goodwill upon issuance of the shares. The total cost of the acquisition, excluding the contingent shares, was $186,300.

On September 1, 2000, EWM acquired substantially all the assets of Daniels Group, Inc. ("Daniels") for $13,500 in common stock of the Company. As a result of this acquisition, accounted for as a purchase, property, plant and equipment totaling $13,500 was recorded. Daniels was primarily engaged in the same activity as EWM. Under the terms of the agreement, the shareholder of Daniels received 10,000 shares of common stock of the Company on the date of the acquisition. Additional cash consideration to the former shareholder of Daniels may be paid, pending achieving certain commission levels during four separate one-year periods, ending on August 31, 2004. If these commission levels are not achieved during these four separate one-year periods, no additional cash consideration will be paid. Due to the contingent nature of this cash consideration, the Company will record this transaction as additional compensation upon the former shareholder of Daniels achieving the required commission levels. The total cost of the acquisition was approximately $13,500.

The Company created a new subsidiary, First Reserve Insurance, Inc. ("FRINS") in 2000. FRINS is principally engaged in insurance brokerage. On September 13, 2000, FRINS signed an exclusive agreement with an insurance broker to market and sell insurance products to the clients of EWM and the Company. These insurance products include, but are not limited to, property and casualty, automobile, life and health insurance policies.

Operations

Our primary operations are conducted through Esslinger-Wooten-Maxwell, Inc., our wholly-owned subsidiary. EWM is a Florida licensed real estate brokerage firm with eleven offices, which engages approximately 700 sales associates and support staff, in Miami-Dade and Broward Counties. In 2001, EWM closed 4,210 real estate sale transactions and 782 rental transactions having a gross dollar value of $1,510,000,000. The average home price was $326,000.

EWM is member of the Realtor Association of Greater Miami and the Beaches, the Realtor Association of Dade County, the Realtor Association of Greater Ft. Lauderdale and the Florida Keys Association of Realtors. EWM offers its services in eleven southern Florida locations. EWM operates from eight offices located in Miami Dade County, Florida: Coral Gables, Coconut Grove, Ponce de Leon, South Miami, Miami Beach, Key Biscayne, the Brickell area and Pinecrest/Palmetto area; and three offices located in Broward County, Florida: Plantation, Weston and Las Olas/Ft. Lauderdale. EWM provides the following services:

                           .        Residential Brokerage
                           .        Commercial Brokerage
                           .        Relocation
                           .        Property Management and Leasing
                           .        International Brokerage
                           .        Business Brokerage

We believe that our expansion into Broward County will allow EWM to take advantage of the burgeoning growth in the residential real estate market in Broward as well as the much sought after relocation transferee market.

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

All customers who list their property for sale with EWM must sign an Exclusive Right of Sale Listing Agreement, which provides that EWM shall be the exclusive sales agent for a set period of time. Our residential brokerage services offered to sellers of real estate include:

                           .   Pricing a property based on market knowledge and
                               current research
                           .   Preparation of Seller"s Net Sheet, setting forth
                               costs of sale and net profit
                           .   Suggestions for preparing a property for sale
                           .   Appointment options
                           .   Inclusion of all properties in the computerized
                               South Florida Regional
                           .   Pre-qualifying of potential buyers" ability to
                               purchase
                           .   General advice and assistance in preparing forms
                               and attending closing of transaction
                           .   Negotiating the terms and conditions of the sales
                               and purchase contract
                           .   Conducting "open houses" for properties
                           .   Obtaining tenants

In exchange for these services, the customer pays our commission which is typically fixed at 6% of the sales price, of which 3% is paid to the "listing" broker and 3% is paid to the "selling" broker, which amounts are then divided between the Company and the participating sales associate.

EWM assists buyers of real estate by providing the following services:

                           .   Locating a property that meets personal and
                               financial objectives
                           .   Showing the buyer properties
                           .   Assistance with inspections, repairs, and
                               obtaining appraisals, etc.
                           .   Negotiating the terms and conditions of the sales
                               and purchase contract
                           .   Assisting the buyer in preparing for and
                               attending closing of transactions.

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

Commercial Brokerage

EWM"s commercial brokerage services provide specialized services to third parties, including financial institutions, investors, developers and landowners. EWM"s services include but are not limited to:


                           .   Commercial Sales and Leasing
                           .   Property Owner Representation
                           .   Tenant Representation

                           .   Corporate Relocations
                           .   Project Management
                           .   Market Surveys
                           .   Project Feasibilities
                           .   Computer Financial Models
                           .   Construction and Permanent Loan Packaging
                           .   Land Acquisition and Assemblage
                           .   Workouts of Challenging Properties
                           .   Real Estate Consulting

Relocation

EWM has an extensive corporate relocation division, specializing in corporate relocations. EWM is affiliated with several of the industry"s largest relocation networks. In particular, EWM maintains a Strategic Alliance Agreement with the Cendant Mobility Relocation Network (successor to PHH Relocation Network) ("Cendant"), which we believe is the nation"s largest relocation organization, and provides EWM with membership in Cendant"s nationwide network of over 350 other suppliers of relocation services. Ronald A. Shuffield, EWM"s President, served on the PHH National Advisory Council (predecessor to Cendant) from 1993-1996.

We believe the South Florida area is strongly positioned for corporate relocations. The area serves as a hub for domestic and international business. Because of the favorable geographic location of Miami-Dade County, coupled with its trained commercial and industrial labor force, many Fortune 500 companies have a Latin American and Caribbean base in Miami, Florida. According to Miami-Dade County statistics obtained from the Miami-Dade County Beacon Council (the county"s economic development council), in Coral Gables, Florida (our main office location) the following corporations have operations: Texaco West Africa/Latin America, Hilton Hotel-International, Apple Computer and IBM. In addition, such major corporations as Burger King and Eastman Kodak have significant South Florida operations. In order to capitalize on the growing need to assist international executives, EWM has a division devoted solely to assisting relocating executives.

The services that EWM provides in connection with corporate relocations includes, but is not limited to, sales and marketing of a transferred employee"s existing properties, assisting relocated employees in finding new properties, education and school placement counseling, rental assistance, area tours, short-term housing, financial service assistance, mortgage prequalification, assistance with coordination of moving personal property, and personal and repair service professionals, including a list of pre-qualified baby sitters, interior design consultants and home repair specialists.

A referral fee equal of 25% to 30% of the selling commission received by EWM is paid to the referring party for any business referred to EWM. All outgoing referral fees earned by EWM are split between the referring associate and the Company. All outgoing referrals must be placed through the Relocation Network.

Property Management

The Property Management Division of EWM serves as an agent for the property owner, overseeing all facets of the leasing and management process, including customary landlord activities.

EWM provides property management for single family homes, condominiums, and apartment complexes.

Specific property management services include:

          .    Collecting rent
          .    Accounting and bookkeeping services
          .    Regular property inspections
          .    Coordination of regular maintenance (lawn pool, service
               contracts, etc.)
          .    Contract work (paint, repairs, etc.)
          .    Customer services for tenants
          .    Consistent owner contact
          .    Showing rental properties to prospective tenants.

Mortgage Lending Services

Embassy is a licensed residential mortgage lender that specializes in conventional, FHA, and VA first mortgages primarily in the South Florida area. Embassy originates loans in an agency capacity on behalf of other mortgage lenders. Beginning in 1999, Embassy began funding loans to be made in connection with its mortgage banking operations. Each loan is backed by a permanent loan "take-out commitment" from a national lender of residential financing. The loans are purchased by the national lender once permanent financing is secured. Embassy does not service these loans. Since the acquisition of Embassy in 1998, its operations have had an increasing positive effect on the overall financial results of the Company.

Title Company Services

Columbia is a title company engaged in the business of closing real estate and mortgage loan transactions, primarily in the South Florida area. At the time of its acquisition by the Company, Columbia was involved in the title insurance business in South Florida for over 35 years. Columbia's title business has been profitable since its acquisition, and has continued to contribute to the cash flow of the Company's overall operations.

Market

The rate of home sales in Miami-Dade County, Florida for 2001 showed a marked improvement over 2000. Analysts believe that strong consumer confidence, low interest rates, weak inflation and a continued increase of international buyers contribute to a very strong real estate market in South Florida. However, the effects of the events of September 11, 2001 along with general economic conditions led to a slowdown in growth.

According to Multiple Listing Service data, there were 23,313 existing home sales in Miami-Dade County in 2001, compared to 23,529 in 2000 representing a 1% decrease in sales for 2001.

While homes under $200,000 accounted for 76% of all homes sold in Miami-Dade County in 2001, luxury homes continue to sell well in the region. In the past year, EWM was involved in 207 home sale transactions in Miami-Dade County through the Multiple Listing Service in the price range over $500,000. This equals 14.3% of the 1,448 total Miami-Dade County transactions in this price range through the Multiple Listing Service.

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

Competition

All of the businesses in which we are engaged are highly competitive, especially residential real estate brokerage services. Many of our competitors, in particular those who benefit by affiliated franchising organizations, have substantially greater financial resources than the Company. Many of our competitors are also undertaking a growth strategy. In 2001, EWM maintained its top position in total dollar sales of transactions for Miami-Dade County for homes based upon the South Florida Regional Multiple Listing System data. We believe that our ability to specialize in higher priced properties, coupled with the quality of our services, knowledge and relative strength in the South Florida market, positions us well with our competitors. The substantial amount of competition is expected to continue, which may have an adverse affect on our operations.

EWM believes it has a higher average sales price than that of its major competitors. Its average residential sales price substantially exceeds the average sales prices in Miami-Dade County. EWM sales for 2001 including all residential, commercial and rentals from existing operations and acquisitions and newly opened offices was approximately $1,510,000,000, a 16% increase from 2000. The total number of residential transactions closed for 2001 was 4,210.

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

The subsequent adoption or modification of state and local laws and regulations imposing environmental controls, disclosure rules, zoning and other land use restrictions may materially and adversely affect the marketability of real estate, which would likely have a negative effect on our financial condition and our operations. Additionally, there are various licensing requirements imposed on us and our sales associates. While based on our experiences to date, the cost of compliance has not had, and is not expected to have, a material effect on our operations; however, changes in laws and regulations may give rise to additional compliance costs that could have a material adverse effect on such operations. Further, licenses may be revoked for a variety of reasons, including the violation of regulations and the failure to maintain certain financial requirements. Revocation of licenses would also have material and adverse affect on our operations.

Employees

As of December 31, 2001, we employ 99 persons full time as support staff and engage 600 persons as sales associates, who are independent contractors. Of the sales associates, 190 are based in our two Coral Gables offices, 20 are based in our Coconut Grove Office, 90 are based in our Pinecrest/Palmetto office, 85 are based in our South Miami office, 80 are based in our Miami Beach office, 20 are based in our Brickell office, 15 are based in our Key Biscayne office, 30 are based in our Plantation office, 55 are based in our Weston office and 15 are based in our Las Olas/Ft. Lauderdale office. All sales associates are independent contractors rather than our employees , which is a standard structure in the real estate brokerage industry. We require that each associate sign an Independent Contractor Status Agreement that is a Florida Association of Realtors standard form.

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

Reports to Security Holders

We intend to provide all of our shareholders with an annual report of our operations, including audited financial statements, for the 12 month period ended December 31, 2001.

The public may read and copy any materials that we have on file with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 2.  PROPERTIES

Our facilities consist of eleven offices: (1) 11,930 square feet leased at our principal office at 1360 S. Dixie Highway, Coral Gables, Florida 33146; (2) 7,468 square feet leased at 12651 S. Dixie Highway, Miami, Florida 33156; (3) 5,000 square feet leased at 419 Arthur Godfrey Road, Miami Beach, Florida 33140;
(4) 5,000 square feet leased office at 6150 S.W. 76 Street, South Miami, Florida; (5) 6,400 square feet leased at 8500 West Broward Boulevard, Plantation, Florida 33324; (6) 5,600 square feet leased at 4410 Weston Road, Weston, Florida 33331; (7) 5,000 square feet leased at 4689 Ponce de Leon Blvd., Coral Gables, Florida 33146; (8) 1,450 square feet leased at 606-A Crandon Blvd., Key Biscayne, Florida 33149; (9) 1,350 square feet leased at 671 Brickell Key Drive, Miami, Florida 33131; (10) 2,200 square feet leased at 3560 Main Highway, Coconut Grove, Florida 33133; and (11) 1,600 square feet leased at 1700
E. Las Olas Boulevard, Ft. Lauderdale, Florida 33301. In addition, Embassy maintains an office (approximately 3,000 square feet) at 1390 S. Dixie Highway, Coral Gables, Florida 33146 and Columbia maintains an office (approximately 4,500 square feet) at 1826 Ponce de Leon Blvd., Coral Gables, Florida 33134.

ITEM 3.  LEGAL PROCEEDINGS

We are currently not a party to any material litigation which is not incidental to the ordinary course of our business and operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is not currently quoted on any national exchange or other public trading market.

There were 177 shareholders of record of our common stock on December 31, 2001.

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

Item 6.  SELECTED FINANCIAL DATA.

The following table sets forth a summary of the selected financial information for the Company. The information below should be read in conjunction with the audited financial statements and with the information presented in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                        2001           2000           1999
                                        ----           ----           ----
Total Revenues                        $41,291,197    $32,829,214   $25,908,304

Income from Continuing Operations       1,693,093      1,385,729       345,457

Basic Earnings per Common Share              0.18           0.20          0.08

Weighted Average Common Shares          6,633,858      6,768,847     6,618,009

Total Assets                            9,687,764      7,520,830     4,990,348

Long-Term Liabilities                     572,260        743,130       955,125

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the Consolidated Financial Statements of First Reserve, Inc. and subsidiaries, as of December 31, 2001, and the related notes to the Consolidated Financial Statements, along with the Consolidated Financial Statements of First Reserve, Inc. and subsidiaries as of December 31, 2000 and December 31, 1999, and the related Notes to Consolidated Financial Statements. The Company's Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and have been audited by the Company's independent accountants.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to the continuing operations of the Company.

Results of Operations

Revenues. The Company's revenues increased approximately 25.8% for the year ended December 31, 2001, over those for the year ended December 31, 2000. Approximately $548,000 of the increase in revenues is attributable to the opening of new real estate offices in Coconut Grove and Las Olas/Ft. Lauderdale during 2001. The percentage increase resulted from the following sources: (i) new Las Olas/Ft. Lauderdale office and new Coconut Grove office (6.5%); (ii) existing sales offices (81.3%); and (iii) mortgage and title company operations (12.2%)

Operating Expenses. Operating expenses increased to approximately $39.60 million for the year ended December 31, 2001 versus $31.44 million for the year ended December 31, 2000. The significant components of the Company's operating expenses are: commissions to real estate associates (66%), officer and staff salaries (19%), office rental costs (4%), advertising expenses (5%), promotional expenses (1%) and insurance (1%). The Company's operating expenses also increased as a result of costs incurred by the Company in connection with the pre-opening costs associated with the creation of its Las Olas/Ft. Lauderdale sales offices.

Interest. Interest income increased from approximately $82,000 for the year ended December 31, 2000 to approximately $213,000 for the year ended December 31, 2001 primarily due to higher average daily balances of unrestricted cash and Embassy's mortgage banking operations.

Pre-tax Income from Continuing Operations and Net Income. The Company had pre-tax income from operations of approximately $1,693,000 for the year ended December 31, 2001 as compared to pre-tax income of approximately $1,386,000 for the year ended December 31, 2000. This increase in pre-tax profit from continuing operations resulted primarily from increased residential sales.

Liquidity and Capital Resources

Cash provided by operating activities was $55,500 for the year ended December 31, 2001. This was primarily due to an increase in revenue from sales commissions.

Cash used for investing activities was approximately $261,800 for the year ended December 31, 2001, primarily attributable to the purchase of property and equipment, increase in deposits offset by an increase in proceeds from interest bearing deposits during this period.

Cash provided from financing activities was approximately $1,658,000 for the year ended December 31, 2001, principally due to the net proceeds received from the Company's "warehouse" line of credit.

At December 31, 2001, the Company had long term notes payable of approximately $500,000. The Company has a $3.5 million "warehouse" line of credit to fund loans to be made in connection with its mortgage banking operations. Each "warehouse" loan is fully backed by a permanent loan "take-out" commitment from a national lender of residential financing. As of December 31, 2001, the balance of this "warehouse" line of credit was approximately $3,377,400 with a corresponding asset of "mortgage loans held for sale" of $3,422,025. Current maturities of long term debt due in 2001 was approximately $400,000, exclusive of the "warehouse" line of credit.

At December 31, 2001, the Company had shareholder equity of approximately $4,864,400. For the year ended December 31, 2001 the Company's net working capital (current assets minus current liabilities) increased to approximately $2,080,600 from $1,452,000 for the year ended December 31, 2000, primarily as a result of an increase in cash and mortgage loans held for sale offset by an increase in the warehouse line of credit. The Company believes its current working capital will be sufficient to support its presently-contemplated strategy for the next 12 months.

The Company's new offices in Coconut Grove and Las Olas/Ft. Lauderdale were completed in June 2001. The Company anticipates that these offices will increase opportunities to substantially increase sales.

Seasonality

The Company's operations are principally based on the residential real estate market in South Florida. These markets have historically been seasonal with generally higher sales in the second and third fiscal quarters.

Therefore, the results of any interim period is not necessarily indicative of the results that might be expected during a full fiscal year.

Forward Looking Statements

From time to time, we make statements about our future results in this Form 10-K that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to: (i) the continued growth in the residential real estate market in South Florida; (ii) the general availability of home mortgage financing at favorable rates; (iii) continued positive economic climate in the United States; (iv) competition in our existing lines of business; and (v) our ability to obtain and maintain working capital, whether internally generated or from financing sources (on acceptable terms) in order to finance our growth strategy.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

The Company, in its normal course of business, is exposed to interest rate changes as they relate to real estate mortgage loans and the effect of such mortgage rate changes. Additionally, the Company's cash equivalents and short-term investments, if any, generally bear variable interest rates. Changes in the market rates of interest on short-term investments will affect the interest earned by the Company. Since the Company does not rely on its interest earnings on short-term investments to fund working capital needs, changes in these interest rates will not have an impact on the Company's results of operations or working capital position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Immediately following the signature page in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the registrant are as follows:

NAME                         AGE        POSITION
----                         ---        --------

Allen C. Harper               57        Chairman of the Board of Directors/
                                        Chief Executive Officer

Ronald A. Shuffield           51        President/Chief Operating
                                        Officer/Director President of EWM

Thierry Manni                 35        Director

James E. Newmeyer             53        Secretary/Treasurer and Director
                                        President of Embassy Financial Services,
                                        Inc.

Louis Cossato                 73        Director

Management

A brief description of the key management of the Company is as follows:

Allen C. Harper
---------------

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

Ronald A. Shuffield
-------------------

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

M. Thierry Manni
----------------

Mr. Manni is Chairman and International Development Director of MECAPLAST International. MECAPLAST International is a Monegasque corporation which manufacturers plastic parts for the automobile industry. Mr. Manni is responsible for that company's operations in Monaco and France.

James E. Newmeyer
-----------------

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

Louis Cossato
-------------

Mr. Cossato is President of Tilesman Italia SPA, an Italian corporation in the energy industry which operations include energy field analysis. He has held this position since 1986 and his responsibilities for such business include management and operations.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation

The following table sets forth information about the compensation paid or accrued by the Company to the Company's named executive officers whose aggregate compensation exceeded $100,000, for the last three completed fiscal years:

                          SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------
                                                                                               Long-Term
                                                                                             Compensation
------------------------------------------------------------------------------------------------------------------
                                   Annual Compensation                                          Awards
                                   -------------------
------------------------------------------------------------------------------------------------------------------
             Name and                                                                    Securities Underlying
             --------                                                                    ---------------------
        Principal Position            Year          Salary               Bonus                  Options
        ------------------            ----          ------               -----                  -------
------------------------------------------------------------------------------------------------------------------
 Allen C. Harper - Chief              2001         $150,000                ---                     ---
Executive Officer                     2000         $150,000                ---                     ---
                                      1999         $205,769                ---                     ---
------------------------------------------------------------------------------------------------------------------

 Ronald A. Shuffield -                2001         $320,000                ---                     ---
President, Chief Operating            2000         $320,000                ---                     ---
Officer;                              1999         $329,615                ---                     ---
 President of EWM
------------------------------------------------------------------------------------------------------------------

 James E. Newmeyer -                  2001         $200,400                ---                     ---
Secretary, Treasurer;                 2000         $145,187                ---                     ---
President of Embassy                  1999         $183,548                ---                     ---
Financial Services, Inc.
------------------------------------------------------------------------------------------------------------------

 Thomas E. Byrne,                     2001         $200,000            $53,468                     ---
President, EWM Commercial             2000         $200,000                ---                     ---
Sales Division                        1999         $217,685                ---                     ---
------------------------------------------------------------------------------------------------------------------

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

In connection with the purchase of Byrne, EWM also entered into an employment agreement with Thomas E. Byrne dated as of May 1, 1998. Mr. Byrne's agreement provides for his employment as President of EWM's Commercial Sales Division at a base salary of $100,000 plus a commission and bonus incentives based on real estate closings. In addition, EWM provides Mr. Byrne with full medical and health insurance coverage and a 401(K) plan and an automobile. The agreement provides for an initial term of five years.

Also, in connection with the purchase of Columbia, an employment agreement, dated as of March 31, 1999, was entered into between Columbia and Marjorie Schwartz. Mrs. Schwatrz's agreement provided for her employment as Senior Vice President of Underwriting for Columbia at a base salary of $100,000 plus a car allowance and insurance costs related thereto. Columbia also agreed to provide Mrs. Schwartz with group health insurance during her employment period. Mrs. Schwartz has since passed away.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the securities ownership of those persons who own more than five (5%) percent of the registrant's outstanding common stock as of the date hereof, including shares owned by its executive officers and directors:

-------------------------------------------------------------------------------------------------------------------
                                   Name and Address of                                         Percent of Class
                                   --------------------                                        ----------------
    Title of Class                  Beneficial Owners                     No. of Shares               (%)
    --------------                  -----------------                     -------------               ---
--------------------------------------------------------------------------------------------------------------------
Common Stock                       Thomas E. Byrne                           421,000                    6.5
                                   6150 S.W. 76th Street
                                   South Miami, FL 33143
--------------------------------------------------------------------------------------------------------------------

Common stock                       James E. Newmeyer                         314,700                   4.86
                                   1360 S. Dixie Highway
                                   Coral Gables, FL 33146
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Common Stock            Allen C. Harper &                         1,113,501                 17.20
                        Carol Harper, JTWROS
                        1360 S. Dixie Highway
                        Coral Gables, FL 33146
----------------------------------------------------------------------------------------------------
Common Stock            Ronald A. Shuffield                       1,113,501                 17.20
                        1360 S. Dixie Highway
                        Coral Gables, FL 33146
----------------------------------------------------------------------------------------------------
Common Stock            Charles Manni                             2,160,001                 33.36
                        c/o 2601 S. Bayshore Drive
                        Suite 1600
                        Miami, FL 33133
----------------------------------------------------------------------------------------------------
Common Stock            Officers and directors, as a group        4,701,703                 72.61
                        (4 persons)
----------------------------------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to two First Reserve, Inc. Common Stock Purchase Warrants dated August 31, 1998 (collectively, the "Warrants"), the Company granted to VALORSEC Vermaltungs & Treu-Anstalt, a Swiss company ("VALORSEC"), rights to purchase Common Stock of the Company. M. Thierry Manni, a director of the Company, is a director of VALORSEC. The first Warrant grants VALORSEC the right to purchase 500,000 shares of the Common Stock of the Company at the initial exercise price of $3.50 per share. Due to various stock transactions, the exercise of the warrants has decreased to $2.96 per share. The second Warrant grants VALORSEC the right to purchase 500,000 shares of the Common Stock of the Company at the initial exercise price of $3.00 per share. All Warrants may be exercised until August 31, 2004. Because of various stock transactions, the exercise price of the warrants has decreased to $2.57 per share.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

         3.1      Articles of Incorporation of the Company (f.k.a. El Squared,
                  Inc.).*

         3.2      Bylaws of First Reserve, Inc.*

         10.1 Articles of Merger of First Reserve, Inc. (a Florida corporation) and First Reserve, Inc. (an Arizona corporation).*

         10.2 Agreement and Plan of Merger dated April 1, 1998 by and between First Reserve, Inc. (a Florida corporation) and First Reserve, Inc. (an Arizona corporation).*

         10.3 Articles of Merger of Byrne-Rinehart & Co. (a Florida corporation) and Esslinger-Wooten-Maxwell, Inc. (a Florida corporation).*

         10.4 Articles of Merger of Gerard International Realty, Inc. (a Florida corporation) and Esslinger-Wooten-Maxwell, Inc. (a Florida corporation).*

         10.5 Employment Agreement dated March 5, 1998 by and between First Reserve, Inc. and Allen C. Harper.*

         10.6 Employment Agreement dated March 5, 1998 by and between First Reserve, Inc. and Ronald A. Shuffield.*

         10.7 Promissory Note for $1.2 million between First Reserve, Inc. and R.T. Construction Interests, Inc., dated July 13, 1998.**

         10.8     Confidential Private Offering Memorandum, dated April 6,
                  1998.**

         10.9 Common Stock Purchase Warrant between the Company and Valorsec, dated August 31, 1998.**

         10.10 Common Stock Purchase Warrant between the Company and Valorsec, dated August 31, 1998.**

         10.11 Stock Purchase Agreement dated March 31, 1999 by and between Marjorie Schwartz and First Reserve, Inc. (acquisition of Columbia Title of Florida, Inc.).*

         21       Subsidiaries of the registrant.**

         23.1     Consent of McClain and Company, L.C.


(b)      REPORTS ON FORM 8-K

         None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     FIRST RESERVE, INC.


Date:    March 30, 2002              By:    /s/ Allen C. Harper
                                     Title: Chairman and Chief Executive Officer


                                     By:    /s/ Ronald A. Shuffield
                                     Title: Director and President


                                     By:    /s/ James E. Newmeyer
                                     Title: Director, Secretary/Treasurer

                         INDEPENDENT AUDITORS' REPORT


The Officers and Directors
First Reserve, Inc. and Subsidiaries
Coral Gables, Florida


We have audited the accompanying consolidated balance sheets of First Reserve, Inc. and Subsidiaries (the "Company"), as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Reserve, Inc. and Subsidiaries, as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001, 2000, and 1999 in conformity with accounting principles generally accepted in the United States of America.



McClain & Company, L.C.

February 13, 2002
Miami, Florida

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2001 AND 2000
                     FIRST RESERVE, INC. AND SUBSIDIARIES


                                     ASSETS


                                                2001          2000
                                         -----------   -----------
CURRENT ASSETS
  Cash                                   $ 2,333,012   $   881,258
  Interest-bearing deposit with bank               -       225,000
  Receivables                                409,551       800,315
  Mortgage loans held for sale             3,422,025     2,059,016
  Prepaid expenses and other                 167,160       264,013
                                         -----------   -----------

    Total current assets                   6,331,748     4,229,602
                                         -----------   -----------


PROPERTY AND EQUIPMENT
  Furniture and fixtures                   1,378,055     1,233,021
  Office equipment                           921,348       928,329
  Transportation equipment                    20,000        20,000
  Leasehold improvements                      35,730       690,244
  Equipment held under capital leases        779,830        35,730
                                         -----------   -----------
                                           3,134,963     2,907,324
  Less accumulated depreciation           (1,249,088)   (1,085,269)
                                         -----------   -----------

    Net property and equipment             1,885,875     1,822,055
                                         -----------   -----------


OTHER ASSETS
  Goodwill, net                            1,224,922     1,286,660
  Deposits and other                         245,219       182,513
                                         -----------   -----------

    Total other assets                     1,470,141     1,469,173
                                         -----------   -----------

    Total assets                         $ 9,687,764   $ 7,520,830
                                         ===========   ===========


The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       2001          2000
                                                 ----------   -----------
CURRENT LIABILITIES
 Accounts payable and accrued expenses           $  390,988   $   546,576
 Bank overdraft                                           -       108,360
 Deferred mortgage fee income                        64,296        58,625
 Reserves on deposits                                10,414        63,820
 Warehouse line of credit - bank                  3,377,379     1,788,324
 Current portion of obligations under capital
   leases                                             8,049         7,012
 Current maturities of long-term debt, net
   of unamortized discount                          400,000       204,985
                                                 ----------   -----------

     Total current liabilities                    4,251,126     2,777,702
                                                 ----------   -----------

LONG-TERM LIABILITIES
 Obligations under capital leases                     9,238        17,287
 Note payable, net of unamortized discount          500,000       725,843
 Deferred tax liability                              63,022             -
                                                 ----------   -----------

     Total long-term liabilities                    572,260       743,130
                                                 ----------   -----------

     Total liabilities                            4,823,386     3,520,832
                                                 ----------   -----------

STOCKHOLDERS' EQUITY
 Common stock, no par value, 100,000,000
   authorized shares, 6,915,050 shares
   issued, 6,475,050 and 6,715,050 shares
   outstanding at December 31, 2001 and
   2000, respectively                             6,139,307     6,139,307
 Accumulated deficit                               (680,929)   (1,869,309)
 Less treasury stock, 440,000 and 200,000
   common shares, no par value, at cost at
   December 31, 2001 and 2000,
   respectively                                    (594,000)     (270,000)
                                                 ----------   -----------


     Total stockholders' equity                   4,864,378     3,999,998
                                                 ----------   -----------
     Total liabilities and stockholders' equity  $9,687,764   $ 7,520,830
                                                 ==========   ===========

                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                     FIRST RESERVE, INC. AND SUBSIDIARIES




                                                                 2001          2000          1999
                                                          -----------   -----------   -----------
REVENUES
  Real estate management and brokerage                    $37,555,259   $30,252,462   $24,279,056
  Mortgage                                                  2,015,642     1,493,631     1,128,555
  Title fees                                                1,704,810     1,081,051       500,693
  Insurance                                                    15,486         2,070             -
                                                          -----------   -----------   -----------

      Total revenues                                       41,291,197    32,829,214    25,908,304
                                                          -----------   -----------   -----------

COST AND EXPENSES
  Commissions, fees and other incentives:
    Real estate                                            26,208,216    20,915,737    16,622,396
    Mortgage                                                1,257,568       906,511       570,459
    Title                                                     546,864       309,758       118,201
    Insurance                                                       -             -             -
  General and administrative expenses                      11,177,524     8,956,187     7,962,389
  Depreciation and amortization                               407,932       355,292       280,102
  Legal and other settlements                                       -             -         9,300
                                                          -----------   -----------   -----------

      Total costs and expenses                             39,598,104    31,443,485    25,562,847
                                                          -----------   -----------   -----------

      Income from operations before income taxes
        and other income and expenses                       1,693,093     1,385,729       345,457
                                                          -----------   -----------   -----------

OTHER INCOME AND (EXPENSES)
  Interest income                                             213,453        81,514        56,381
  Other income                                                 74,429        64,002        63,898
  Interest expense                                           (170,984)     (142,242)     (131,022)
  Other expenses                                                    -             -        (1,600)
  (Loss) gain on disposition of property and equipment         (4,715)        4,537       222,365
                                                          -----------   -----------   -----------

      Total other income and (expenses)                       112,183         7,811       210,022
                                                          -----------   -----------   -----------

      Income before income taxes                            1,805,276     1,393,540       555,479

PROVISION FOR INCOME TAX                                      616,896        16,362             -
                                                          -----------   -----------   -----------

      Net income                                          $ 1,188,380   $ 1,377,178   $   555,479
                                                          ===========   ===========   ===========

EARNINGS PER COMMON SHARE:
  BASIC EARNINGS PER COMMON SHARE                         $      0.18   $      0.20   $      0.08
                                                          ===========   ===========   ===========

  WEIGHTED AVERAGE COMMON SHARES                            6,633,858     6,768,847     6,618,009
                                                          ===========   ===========   ===========

  DILUTED EARNINGS PER COMMON SHARE                       $      0.18         $0.20   $      0.08
                                                          ===========   ===========   ===========

  WEIGHTED AVERAGE DILUTED COMMON
    SHARES                                                  6,634,165     6,768,847     6,727,016
                                                          ===========   ===========   ===========

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                     FIRST RESERVE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                               Common       Common                                          Total
                                                Stock        Stock        Treasury     Accumulated  Stockholders'
                                               Shares       Amount           Stock         Deficit         Equity
                                             ----------   ----------     ---------     -----------  -------------
BALANCE, January 1, 1999                      6,567,050   $5,739,507     $      --                   $(3,801,966)

No par value stock issued from acquisition
 of Gerard International Realty, Inc.
 previously held as contingent shares           200,000      200,000            --              --       200,000

Net income                                           --           --            --                       555,479
                                             ----------   ----------     ---------     -----------   -----------
BALANCE, December 31, 1999                    6,767,050    5,939,507            --              --    (3,246,487)

No par value stock issued for the
 acquisition of assets of Ross &
 Associates, Inc.                               138,000      186,300            --              --       186,300

No par value stock issued for the
 acquisition of assets of Daniels
 Group, Inc.                                     10,000       13,500            --              --        13,500

Acquisition of treasury stock                  (200,000)          --      (270,000)             --      (270,000)

Net income                                           --           --            --       1,377,178     1,377,178
                                             ----------   ----------     ---------     -----------   -----------
BALANCE, December 31, 2000                    6,715,050    6,139,307      (270,000)     (1,869,309)    3,999,998

Acquisition of treasury stock                  (240,000)          --      (324,000)             --      (324,000)

Net income                                           --           --            --       1,188,380     1,188,380
                                             ----------   ----------     ---------     -----------   -----------
BALANCE, December 31, 2001                    6,475,050   $6,139,307     $(594,000)    $  (680,929)  $ 4,864,378
                                             ==========   ==========     =========     ===========   ===========

The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                     FIRST RESERVE, INC. AND SUBSIDIARIES

                                                                     2001           2000           1999
                                                                 ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                   $ 41,700,756   $ 32,585,528   $ 25,976,747
  Interest received                                                   213,453         81,514         50,567
  Interest paid                                                      (170,984)      (150,706)      (144,875)
  Cash paid to suppliers and employees                            (39,428,506)   (30,887,749)   (25,473,970)
  Settlements paid                                                   (422,691)      (177,588)      (170,487)
  (Payments to borrowers) receipts from lenders, net               (1,363,009)    (1,120,036)      (830,620)
  Income taxes paid                                                  (473,500)       (37,113)             -
                                                                 ------------   ------------   ------------
      Net cash provided by (used in) operating activities              55,519        293,850       (592,638)
                                                                 ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to employees                                                (7,583)       (11,600)        (5,924)
  Net (increase) decrease in deposits                                 (97,479)       (20,977)        28,743
  Purchases of property and equipment                                (381,746)      (698,569)      (987,699)
  Payment for purchase of acquired
    companies; net of cash received                                         -              -       (185,297)
  Purchase of interest-bearing deposit
    with bank, net of maturities                                            -       (100,000)      (125,000)
  Proceeds from disposition of property
    and equipment                                                           -          4,537        225,000
  Proceeds from interest-bearing deposits with bank                   225,000              -              -
                                                                 ------------   ------------   ------------
      Net cash used in investing activities                          (261,808)      (826,609)    (1,050,177)
                                                                 ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on loan payable                            400,000              -        500,000
  Net proceeds from warehouse line of credit                        1,589,055        967,642        820,682
  Payment on loan payable                                                   -         (4,646)          (575)
  Payment of capital lease obligation                                  (7,012)        (6,109)        (5,322)
  Acquisition of treasury stock                                      (324,000)      (270,000)             -
                                                                 ------------   ------------   ------------
      Net cash provided by financing activities                     1,658,043        686,887      1,314,785
                                                                 ------------   ------------   ------------

      Net increase (decrease) in cash                               1,451,754        154,128       (328,030)

CASH, beginning of period                                             881,258        727,130      1,055,160
                                                                 ------------   ------------   ------------
CASH, end of period                                              $  2,333,012   $    881,258   $    727,130
                                                                 ============   ============   ============

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                     FIRST RESERVE, INC. AND SUBSIDIARIES

                                                             2001          2000         1999
                                                          -----------   -----------   ---------
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Net income                                            $ 1,188,380   $ 1,377,178   $ 555,479
    Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
        Depreciation                                          313,211       273,628     211,392
        Amortization                                           94,721        81,664      68,710
        Gain on disposition of property and equipment               -        (4,537)   (222,365)
        Loss on abandonment of property
          and equipment                                         4,715             -           -
        Decrease (increase) in prepaid expenses and
          other assets                                        106,226       (69,820)     64,975
        Decrease (increase) in receivables                    390,764      (402,484)    (23,104)
        Increase in mortgage loans held for sale           (1,363,009)   (1,228,396)   (830,620)
        (Decrease) increase in accounts and notes
          (operating) payable and accrued expenses           (646,277)       63,461    (442,060)
        (Decrease) increase in bank overdraft                (108,360)      108,360           -
        Increase in deferred mortgage fee income                5,671        35,885      22,740
        (Decrease) increase in reserves on deposit            (53,406)       58,911       2,215
        Increase in income tax liability                      122,883             -           -
                                                          -----------   -----------   ---------
            Net cash provided by (used in)
              operating activities                        $    55,519   $   293,850   $(592,638)
                                                          ===========   ===========   =========

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

On September 30, 1999, the Company issued 200,000 shares of common stock of the Company to the former shareholders of Gerard International Realty, Inc. ("Gerard"). These shares were previously held in escrow as "contingent" shares as further discussed in Note 1. As a result, common stock and goodwill increased by $200,000.

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          PRINCIPLES OF CONSOLIDATION AND COMBINATION
          The accompanying consolidated financial statements include the accounts of First Reserve, Inc. and its wholly-owned subsidiaries, Esslinger, Wooten & Maxwell, Inc. ("EWM"), First Reserve Realty, Inc. ("FRRI"), First Reserve Management, Inc., First Reserve Equities, Inc., Embassy Financial Services, Inc. ("Embassy"), Columbia Title of Florida, Inc. ("Columbia"), and First Reserve Insurance, Inc. (collectively the "Company"). During 2000, the Company created a new subsidiary, First Reserve Insurance, Inc. ("FRINS"). The results of operations for FRINS are included in the consolidated statements of income for the period from September 13, 2000 to December 31, 2000. Columbia was acquired on March 31, 1999, accordingly, Columbia's activity as part of the consolidated group for the year ended December 31, 1999 is for the period from March 31, 1999 to December 31, 1999.

          All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

          NATURE OF OPERATIONS
          EWM and FRRI are primarily engaged in the brokerage and management of residential and commercial real estate in South Florida. During 1999, FRRI ceased operating and became a dormant corporation.

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

          First Reserve Management, Inc. and First Reserve Equities, Inc. were dormant corporations and were dissolved in 2000.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          BUSINESS COMBINATIONS
          On September 1, 2000, EWM acquired substantially all the assets of Ross & Associates, Inc. ("Ross"), in a business combination accounted for as a purchase. Ross was primarily engaged in the same activity as EWM. Under the terms of the agreement, Ross' sole shareholder received 138,000 shares of common stock of the Company on the date of the acquisition. An additional 112,000 "contingent" shares of common stock of the Company will be issued pending future gross commission income to be generated by the former shareholder of Ross from January 1, 2001 to December 31, 2001. At December 31, 2001, the former shareholder of Ross had met the gross commission requirement. These additional 112,000 shares will be issued during 2002. At the time of issuance, the Company will record them as additional goodwill. Based on recent trading of the Company's stock, the fair value of the Company's stock price on the acquisition date was $1.35 per share. The total cost of the acquisition, excluding the contingent shares, was $186,300. The results of operations for Ross are included in the consolidated statements of income for the period beginning September 1, 2000.

          On September 1, 2000, EWM acquired substantially all of the assets of The Daniels Group, Inc. ("Daniels"), in a business combination accounted for as a purchase. Daniels was primarily engaged in the same activity as EWM. Under the terms of the agreement, Daniels' sole shareholder received 10,000 shares of common stock of the Company on the date of the acquisition. Additional cash consideration to the former shareholder of Daniels may be paid, pending the achievement of certain commission levels during four separate one-year periods, ending on August 31, 2004. If these commission levels are not achieved during these four separate one-year periods, no additional cash consideration will be paid. Due to the contingent nature of this cash consideration, the Company will record this transaction as additional compensation to the former shareholder of Daniels achieving the required commission levels. Based on recent trading of the Company's stock, the fair value of the Company's stock price on the acquisition date was $1.35 per share. The total cost of the acquisition was approximately $13,500. The results of operations for Daniels are included in the consolidated statements of income for the beginning September 1, 2000.

          On March 31, 1999, the Company acquired all the stock of Columbia in a business combination accounted for as a purchase. Columbia is a title company engaged in the business of closing real estate and mortgage loan transactions, primarily in the South Florida area. At the time of acquisition, Columbia had two branches located in Miami and Key Largo, Florida. Under the terms of the agreement, the former shareholder of Columbia (seller) received $100 for the stock of Columbia. The agreement also provided for additional consideration if the assets (including goodwill) of the Key Largo branch were sold within 90 days after the acquisition date. If this condition was met, the seller would receive eighty-five percent (85%) of the net proceeds of the sale of the assets of the Key Largo branch.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          BUSINESS COMBINATIONS (CONTINUED)
          If the sale did not effectuate within the 90 days, all the assets of the Key Largo branch office would be transferred back to the seller. The sale of the Key Largo branch was made within the 90-day period. As a result, additional consideration of $191,250 for the acquisition of the stock was recorded. The total cost of the acquisition was approximately $191,350. Goodwill of $257,340 resulting from this transaction is being amortized on the straight-line method over 20 years. The results of operations of Columbia are included in the consolidated statements of income for the period beginning March 31, 1999.

          REVENUE RECOGNITION
          EWM and FRRI earn commissions from the sale of commercial and residential real estate and from the management of rental properties. Revenues are recorded when the real estate sale is closed and the management fees are earned. All fees and revenues are included as "real estate management and brokerage" in the financial statements. Commission, fees, and other expenses related to these revenues are included as "commission, fees, and other incentives - real estate" in the financial statements.

          Embassy charges its customers for loan fees, ancillary fees, and interest related to mortgages for the purchase and refinancing of their homes. Mortgage loan origination revenues, offset by direct loan origination costs, are deferred and the net amount is recognized as a component of gain on sale of mortgage loans when the sale of the loan has been consummated. Mortgage loan origination revenue consists primarily of loan origination, application, and other fees paid by the borrowers and service release premiums paid by the investors. Embassy recognizes these fees when the related loan is delivered to the third party purchaser. All fees and revenues are included as "mortgage revenues" in the financial statements. Direct loan origination costs consist of commissions paid to Embassy's mortgage consultants, appraisal fees, and credit report fees paid to third parties. These costs are expensed when the loan is delivered to third party purchaser and are included in the financial statements as "commission, fees, and other incentives - mortgage." Interest on mortgage loans held for sale is recorded in income as earned when incurred.

          Columbia charges its customers title search, recording, and other ancillary fees related to mortgages for the purchase and refinancing of their homes. Columbia records revenues when the mortgage is "closed." All revenues are included as "title fees" in the financial statements. Commission, fees, and other expenses related to these revenues are included as "commission, fees, and other incentives - title" in the financial statements.

          FRINS records revenue as of the effective date of the insurance policy. Contingent revenue is recorded in income when received. All revenues are included as "insurance revenue" in the financial statements.

          Expenses for all companies are recorded when they are incurred.

                  Notes To Consolidated Financial Statements
                     FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         DIRECT ACQUISITION COSTS
         Direct acquisition costs are amortized on the straight-line method over five years. Direct acquisition costs are reflected in other assets and amounted to $20,818 and $34,217, net of accumulated amortization at December 31, 2001 and 2000, respectively. Amortization expense charged to operations for the years ended December 31, 2001, 2000, and 1999 were $13,399, $13,399, and $13,398, respectively.

         CASH AND CASH EQUIVALENTS
         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents, excluding cash held in trust.

         INTEREST-BEARING DEPOSIT WITH BANK
         At December 31, 2000, interest-bearing deposit with bank consists of a certificate of deposit held at a financial institution bearing interest at 7% per annum. This certificate of deposit matured in October 2001.

         CASH HELD IN TRUST
         The Company maintains separately designated Trust accounts for home buyers' earnest money, property owners, tenants, and other third parties. The Company holds such funds until sold properties are closed and leases have expired. Funds are disbursed in accordance with the settlement instructions or rental management agreements. These funds are not recorded in the Company's financial statements as they are held in a fiduciary capacity. At December 31, 2001 and 2000, the Company held $7,109,038 and $6,234,158 of funds in trust, respectively.

         PROPERTY AND EQUIPMENT
         Property and equipment are stated at cost and depreciated using straight-line and accelerated methods over the following estimated useful lives of the assets:

      Furniture and fixtures        5 - 10 years
      Office equipment              5 - 7 years
      Transportation equipment      5 years
      Leasehold improvements        Shorter of the life of the underlying lease
                                    or the estimated useful life of the
                                    improvement
      Equipment held under capital  Shorter of the life of the underlying lease
      leases                        or the estimated useful life of the
                                    equipment

    Depreciation expense charged to operations for the years ended December 31, 2001, 2000, and 1999, was $313,211, $273,628, and $211,392, respectively.

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

         Income taxes are provided for on all taxable income included in the consolidated financial statements in the period in which the income is reported for financial statement purposes. Accordingly, deferred income taxes (benefits) are provided for timing differences between financial and tax reporting. The principal items comprising these differences are the deferred recognition of operating losses for tax purposes, goodwill, and property and equipment.

         LONG-LIVED ASSETS
         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         USE OF ESTIMATES
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         BUSINESS PROMOTION AND ADVERTISING
         Advertising and promotional costs are expensed as incurred. Total advertising and promotional expense for the years ended December 31, 2001, 2000, and 1999 amounted to $1,594,949, $1,296,702, and
         $1,212,445, respectively.

         NON-COMPETITION AND CONSULTING AGREEMENTS
         Costs related to non-competition agreements entered into as part of the Company's acquisition of the assets of Ross and Daniels are being amortized over the period of the respective agreements, which is five years. Amortization expense charged to operations for the years ended December 31, 2001 and 2000, amounted to $19,585 and $6,528, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENT PRONOUNCEMENTS
         In June 2001, the Financial Accounting Standards Board issued SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company is required to adopt SFAS 142 effective January 1, 2002. The Company is in the process of reviewing these assets for impairment.

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

         During 2000, the Company adopted the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which summarized the SEC staff's views regarding the recognition and reporting of revenues in financial statements and requires companies to comply with the SAB no later than the fourth fiscal quarter of the fiscal year. The adoption of this SAB did not have an effect on the Company's financial condition or results of operations.

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

         RECLASSIFICATIONS
         For comparative purposes, certain items in the December 31, 1999 financial statements have been reclassified to conform with the December 31, 2001 presentation.

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

NOTE 4 - GOODWILL
         The Company has accounted for the excess of the acquisition costs of certain subsidiaries over the fair value of identifiable assets as goodwill. This goodwill is being amortized over periods ranging from 15 to 40 years. Amortization expense charged to operations for the years ended December 31, 2001, 2000, and 1999, were $61,737, $61,737, and
         $54,676, respectively.

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

         The following assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

           Cash and Cash Equivalents
           -------------------------
           The carrying amounts of cash and cash equivalents approximate their fair value.

           Interest-Bearing Deposit with Bank
           ----------------------------------
           The carrying amount of interest-bearing deposit with bank approximates its fair value.

           Mortgage Loans Held for Sale
           ----------------------------
           Fair values of mortgage loans held for sale are based on the outstanding commitment price from investors. The carrying amount approximates their fair value.

           Commitment to Extend Credit
           ---------------------------
           The fair value of mortgage commitments (see Note 12) to extend credit is estimated by comparing Embassy's cost to acquire mortgages to the current price for similar mortgage loans, taking into account the terms of the commitments and creditworthiness of the counter parties. At December 31, 2001 and 2000, there were no commitments outstanding.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIRST RESERVE, INC. AND SUBSIDIARIES

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

           Notes Payable
           -------------
           The fair values of the noninterest-bearing note payable is estimated based upon the present value of future payments using an imputed rate of interest of 10.175%. The fair values of the interest-bearing notes payable are estimated based upon current rates offered to the Company for debt of the same remaining maturities. Carrying amounts of the interest-bearing notes payable are reasonable estimates of their fair values.

           Capital Leases
           --------------
           The carrying amounts of capital leases approximate their fair value.

         The estimated fair values of the Company's financial instruments at December 31, 2001 and 2000, were as follows:

                                                        December 31, 2001          December 31, 2000
                                                     -------------------------    ------------------
                                             Carrying          Fair         Carrying         Fair
                                              Amount          Value          Amount         Value
                                            ----------      ----------     ----------     ----------
           Cash and cash equivalents        $2,333,012      $2,333,012     $  881,258     $  881,258
           Interest-bearing deposit with
              bank                          $        -      $        -     $  225,000     $  225,000
           Mortgage loans held for sale     $3,422,025      $3,422,025     $2,059,016     $2,059,016
           Notes payable                    $4,277,379      $4,277,379     $2,719,152     $2,719,152
           Capital leases                   $   17,287      $   17,287     $   24,299     $   24,299

NOTE 6 - BUSINESS SEGMENT INFORMATION
         The Company's operations are principally managed on a product services basis and are comprised of five reportable segments: Esslinger, Wooten & Maxwell, Inc. ("EWM"), Embassy Financial Services, Inc. ("Embassy"), Columbia Title of Florida, Inc. ("Columbia"), and First Reserve Insurance, Inc. ("FRINS"). EWM's product services consist of residential and commercial real estate brokerage and relocation services. Embassy's product services have been in the capacity of a mortgage lender and mortgage broker in the South Florida area, specializing in conventional, FHA, and VA mortgages. Columbia's product has been in the capacity of a title company. FRINS has been in the capacity of insurance broker. First Reserve's capacity has been as a holding company. Revenue, net income (loss) EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, and identifiable assets for these segments are as follows:

                                                            Year ended December 31, 2001
                                                            ----------------------------
                                                                                         First
                                    Esslinger,         Embassy           Columbia       Reserve       First
                                     Wooten &          Financial         Title of      Insurance     Reserve
                                   Maxwell, Inc.    Services, Inc.     Florida Inc.       Inc.         Inc          Total
                                   -------------    --------------     ------------    ---------    ---------    ------------
           Revenue                  $37,555,259       $2,015,642       $1,704,810       $15,486     $       -     $41,291,197
           EBITDA                   $ 2,044,941       $  236,943       $  209,999       $11,757     $(119,448)    $ 2,384,192
           Net income (loss)        $   968,063       $   62,229       $  171,929       $ 7,082     $ (20,923)    $ 1,188,380
           Identifiable assets
             at year end            $ 5,506,278       $3,676,133       $  303,358       $17,726     $ 184,269     $ 9,687,764

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE  6 -  BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                                     Year ended December 31, 2000
                                         -------------------------------------------------------------------------------------

                                          Esslinger,        Embassy        Columbia    First Reserve    First
                                           Wooten &        Financial        Title of     Insurance     Reserve
                                         Maxwell, Inc.   Services, Inc.   Florida Inc.      Inc.         Inc          Total
                                         --------------  ---------------  -------------  ----------  ------------  -----------
         Revenue                            $30,252,462      $1,493,631      $1,081,051  $   2,070   $         -   $32,829,214
         EBITDA                             $ 1,890,985      $  164,313      $   58,875  $   1,501   $  (224,600)  $ 1,891,074
         Net income (loss)                  $ 1,582,083      $   72,565      $   44,393  $   1,501   $  (323,364)  $ 1,377,178
         Identifiable assets
          at year end                       $ 4,595,612      $2,420,673      $  232,447  $   3,025   $   269,073   $ 7,520,830

                                                                   Year ended December 31, 1999
                                         --------------------------------------------------------------------------
                                            Esslinger,       Embassy        Columbia
                                             Wooten &       Financial        Title of        First
                                           Maxwell, Inc.   Services, Inc.   Florida Inc.  Reserve, Inc.    Total
                                         --------------    --------------   ----------    ------------- -----------
         Revenue                           $24,263,977      $1,128,555      $  500,693      $  15,079   $25,908,304
         EBITDA                            $ 1,079,721      $   24,721      $  135,341      $(273,180)  $   966,603
         Net income (loss)                 $   840,535      $  (16,368)     $  128,459      $(397,147)  $   555,479
         Identifiable assets
          at year end                      $ 3,479,439      $1,115,331      $  147,850      $ 247,728   $ 4,990,348

NOTE  7 -  NOTES PAYABLE
         At December 31, 2001 and 2000, Embassy has a warehouse line of credit with a local bank in the amount of $3,500,000 and $1,800,000, respectively, to provide financing for mortgage loans that it originates. The line of credit is collateralized by the mortgage loans held for sale. Advances on the line of credit can only be drawn with evidence of a committed residential mortgage loan. The line of credit cannot be used to fund any single residential mortgage in excess of $650,000. The note is due on demand, bears interest at prime less 3.75%, but no less than 4.5% (4.5% and 5.75% at December 31, 2001 and 2000, respectively), and is payable in monthly installments of interest only on the unpaid principal balance. The Company had approximately $122,000 and $12,000 available for additional mortgage loan financing at December 31, 2001 and 2000, respectively.

         At December 31, 2001 and 2000, notes payable consisted of the following:

                                                           December 31, 2001
                                               ----------------------------------------
                                                            Unamortized
                                               Principal      Discount        Total
                                               ----------  --------------  ------------
Note payable with an unrelated third party,
 interest at 7.5% per year, payable in
 interest only monthly installments of
 $2,500, principal due on demand
 unsecured, personally guaranteed by a
 shareholder of the Company.                   $  400,000  $        -      $   400,000

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 7 - NOTES PAYABLE (CONTINUED)

                                                                    December 31, 2001
                                                     -------------------------------------------
                                                                      Unamortized
                                                        Principal       Discount        Total
                                                     ------------     ----------     -----------
Note payable with an unrelated third party
 lender, interest at 9.5% per year,
 payable in interest only monthly
 installments of $3,958, principal due on
 January 31, 2003, unsecured,
 personally guaranteed by a shareholder
 of the Company.                                        $ 500,000             -      $ 500,000
                                                        ---------      --------      ---------
                                                          900,000             -        900,000
 Less current portion                                     400,000             -        400,000
                                                        ---------      --------      ---------

                                                        $ 500,000      $      -      $ 500,000
                                                        =========      ========      =========

                                                                   December 31, 2000
                                                           --------------------------------
                                                                       Unamortized
                                                           Principal     Discount    Total
                                                           ---------     --------   -------
Operating note payable to third party,
 noninterest-bearing, payable in annual
 installments of $237,500, matures July
 13, 2002, unsecured, personally
 guaranteed by a shareholder of the
 Company (unamortized discount is
 based on imputed interest rate of
 10.175%).                                               $ 430,828   $ 44,172   $ 475,000


Note payable with an unrelated third
 party lender, interest at 9.5% per
 year, payable in interest only monthly
 installment of $3,958, principal due on
 January 31, 2002, unsecured,
 personally guaranteed by a
 shareholder of the Company.                               500,000          -     500,000
                                                         ---------   --------   ---------
                                                           930,828     44,172     975,000
Less current portion                                      (204,985)   (32,515)   (237,500)
                                                         ---------   --------   ---------

                                                         $ 725,843   $ 11,657   $ 737,500
                                                         =========   ========   =========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 7 -  NOTES PAYABLE (CONTINUED)

          Principal payments and amortized discount on the notes payable for the next year and in the aggregate are as follows:

                                         Principal
                                         ---------
               2002                       $400,000
               2003                        500,000
                                           -------

                                          $900,000
                                           =======

          Total interest expense under these notes for the years ended December 31, 2001 and 2000, was approximately $168,000 and $138,400, respectively.

NOTE 8 -  CAPITAL LEASES

          During 1999, the Company entered into a lease of certain equipment under a capital lease expiring in the year 2003. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset and are included in net property and equipment. The assets are depreciated over the lesser of their estimated useful lives or the term of the lease. Depreciation of assets under capital leases is included in depreciation expense for the years ended December 31, 2001 and 2000.

          Minimum future lease payments under the capital lease for the next two years and in the aggregate are as follows:

               2002                                             $ 9,947
               2003                                               9,947
                                                                -------
                  Total minimum lease payments                   19,894
               Less amount representing interest                  2,607
                                                                -------

                  Present value of net minimum lease payment     17,287
               Less current portion                               8,049
                                                                -------

                                                                $ 9,238
                                                                =======

          Interest rate on the capitalized lease is 13.9% and is imputed based on the lower of the Company's incremental borrowing rate at the inception of the lease or the lessor's implicit rate of return. Imputed interest expense for the years ended December 31, 2001, 2000, and 1999, was approximately $2,900, $3,800, and $4,600, respectively.

NOTE 9 -  EMPLOYMENT AGREEMENTS

          The Company has employment agreements with two executives. These agreements provide for base salaries to be increased annually by at least 10%, plus bonuses and benefits at the discretion of the Company's Board of Directors. The terms of the contracts are for five years, expiring on December 2003, and may be terminated for cause. In the event of termination without cause, the Company is liable for all salary, payments, and benefits for the remaining terms of the agreement.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 9 -  EMPLOYMENT AGREEMENTS (CONTINUED)

          EWM has an employment agreement with the president of its Commercial Sales Division. This agreement provides for a base salary, commission, and bonus incentives based on real estate closings, and additional bonus and benefits at the discretion of the Company's Board of Directors. The term of the contract is for five years, expiring on April 2003, and may be terminated for cause. In the event of termination without cause, EWM is liable for all salary, payments, and benefits for the remaining term of the agreement.

          During 2001, Embassy entered into an agreement with an officer guaranteeing said officer a minimum salary during the first year of employment. As of December 31, 2001, approximately $29,000 of this commitment remains.

          On March 31, 1999, Columbia entered into an employment agreement with its Senior Vice President of Underwriting. This agreement provides for a base salary and other benefits. The term of the contract is for two years.

          Minimum future commitment under these employment agreements are as follows:

                  2002                   $745,840
                  2003                    114,059
                                         --------
                                         $859,899
                                         ========

          The total commitment, excluding incentives and bonuses, for the years ended December 31, 2001, 2000, and 1999 was $791,230, $770,516, and
          $825,272, respectively.

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

          Minimum future lease payments under all operating leases for the next five years and in the aggregate are as follows:

            Years ending
            December 31,
            ------------
               2002           $1,746,950
               2003            1,620,273
               2004            1,329,228
               2005            1,123,705
               2006              502,764
               Beyond          1,672,340
                              ----------
                              $7,995,260
                              ==========

          Rent expense under these leases for the years ended December 31, 2001, 2000, and 1999 was $1,716,388, $1,294,238, and $1,123,469,
          respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 11 - NON-COMPETITION AND CONSULTING AGREEMENTS

          In connection with the acquisition of the assets of Ross and Daniels, the Company entered into non-competition, consulting, and cooperation agreements that expire at various dates through 2005. Future payments, as called for in the agreements, are contingent upon the fulfillment of the terms of these agreements by the sellers and provide for certain percentage payments of the net commission income of various sales office locations.

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

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Loan applications must be approved by the Company's underwriting department, before a commitment is issued, for compliance with underwriting criteria of the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), or other investors. There were no commitments outstanding at December 31, 2001 and 2000.

          Embassy customarily sells, without recourse, all of its mortgage loans to a third party lender.

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

          At December 31, 2001 and 2000, Embassy had obtained a permanent loan "take-out commitment" from one national lender of residential financing in the amount of $3,422,025 and $2,059,016. These commitments comprised 100% of Embassy's mortgage loans held for sale. Embassy sells all of its loans held for sale to this national lender. Management believes that the risk associated with these loans is reduced because each loan is backed by a permanent loan "take-out commitment" from this lender prior to originating the loan.

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

          During 2001, EWM entered into a sales contract to acquire real estate located in Key Biscayne, Florida for approximately $990,000.

NOTE 13 - INCOME TAXES

          Provision (benefit) is made for the tax effects of timing differences as described in Note 1. The provision for income taxes for the years ended December 31, 2001, 2000, and 1999, is based upon current statutory rates and is summarized as follows:

                                           December 31, 2001
                                  ------------------------------------
                                  Current       Deferred       Total
                                  --------      --------      --------
             Florida              $ 85,944      $  9,082      $ 95,026
             Federal               467,930        53,940       521,870
                                  --------      --------      --------
                                  $553,874      $ 63,022      $616,896
                                  ========      ========      ========

                                           December 31, 2000
                                  ------------------------------------
                                   Current      Deferred         Total
                                  --------      --------      --------
             Florida              $     25      $      -      $     25
             Federal                16,337             -        16,337
                                  --------      --------      --------
                                  $ 16,362      $      -      $ 16,362
                                  ========      ========      ========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 13 - INCOME TAXES (CONTINUED)

                                            December 31, 1999
                                      ----------------------------
                                      Current    Deferred    Total
                                      -------    --------    -----
             Florida                  $     -    $      -    $   -
             Federal                        -           -        -
                                      -------    --------    -----
                                      $     -    $      -    $   -
                                      =======    ========    =====

          Deferred tax assets have been provided for deductible temporary differences related to net operating losses. Deferred tax liabilities have been provided for taxable temporary differences related to accumulated depreciation and amortization. Deferred income taxes related to the following at December 31, 2001, 2000, and 1999:

                                                             2001         2000          1999
                                                        ---------    ---------    ----------
             Deferred tax assets (liabilities):
               Net operating loss                       $  71,594    $  82,005    $  347,402
               Non-compete agreement                        6,551          856             -
               Property and equipment                     (89,705)     (31,079)       (9,541)
               Goodwill                                   (32,791)     (10,821)       (7,394)
                                                        ---------    ---------    ----------
                                                          (44,351)      40,961       330,467
             Less valuation allowance                     (18,671)     (40,961)     (330,467)
                                                        ---------    ---------    ----------

                 Net deferred tax asset (liability)     $ (63,022)   $       -    $        -
                                                        =========    =========    ==========

          The provision for income taxes computed differed from the amount obtained by applying the federal and state statutory income tax rates to income before income taxes. The sources and tax effects of the difference are as follows:

                                                             2001         2000          1999
                                                        ---------    ---------    ----------
             Federal and state statutory rate
               applied to pre-tax income                $ 619,900    $ 473,804    $  188,863
             Other                                         19,286     (167,666)      (60,404)
             Change in valuation allowance                (22,290)    (289,506)     (128,459)
                                                        ---------    ---------    ----------

                                                        $ 616,896    $  16,632    $        -
                                                        =========    =========    ==========

          At December 31, 2001, the Company's net operating loss ("NOL") carryforwards for income tax purposes amounted to approximately $190,257, and are available to offset future taxable income through the year 2015. However, the amount of NOL that can be utilized is limited to approximately $9,000 per year.

NOTE 14 - PROFIT SHARING PLAN

          The Company has a deferred tax savings plan, which qualifies under section 401(k) of the Internal Revenue Code. The plan covers all employees having at least one year of service during which they have worked at least 1,000 hours, provided they have attained the age of
          21. The plan allows the Company to make voluntary contributions to the plan for eligible participants.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 14 - PROFIT SHARING PLAN (CONTINUED)

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

          For the years ended December 31, 2001, 2000, and 1999, employer contributions to the plan were $19,203, $14,583, and $8,579, respectively.

          The Company is deemed to be a controlled group under the Employee Retirement Income Security Act of 1974 ("ERISA") regulations. As such, all employees of all the subsidiaries of the Company, not just EWM, must be covered under the Plan. All non-EWM employees were admitted to the Plan in 2000. Management believes that additional contributions, if any, that the Company would have to make on behalf of all non-covered employees will not be material to the financial statements.

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

          The $200,000 was treated as imputed interest and will be amortized over the life of the note under the interest method using an effective rate of 10.175%. For the years ended December 31, 2001, 2000, and 1999, total interest expense related to this note amounted to $17,310, $51,448, and $68,629, respectively. The Company paid off this note at a discount in July 2002, which resulted in a gain of $8,137.

          Also, included in legal and other settlements are costs incurred by EWM in settling various disputes arising with customers or tenants in the ordinary course of business. These costs amounted to $0, $0, and $9,300 for the years ended December 31, 2001, 2000, and 1999.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 16 - STOCKHOLDERS' EQUITY

          CONTINGENT SHARES

          Under the terms of the September 1, 2000 asset acquisition agreement between EWM and Ross, the sole shareholder of Ross would receive an additional 112,000 "contingent" shares of common stock of the Company, pending future gross commission income to be generated by the sole shareholder of Ross over a 12 month "review" period, beginning January 1, 2001. Due to the contingent nature of the shares, the Company will record them as goodwill upon issuance of the shares. At December 31, 2001, the shareholder of Ross had met the gross commission income requirement stated in the agreement. These shares are not included in the basic earnings per share calculation, but are included in the diluted earnings per share calculation.

          WARRANTS

          During 1998, the Company re-issued 1,000,000 warrants ("new warrants") to a majority shareholder in exchange for 1,000,000 warrants previously issued by the Company on November 30, 1997 ("original warrants"). These original warrants were issued as part of an agreement with the shareholder of the Company to convert preferred shares and accrued dividends into common shares. The original warrants were exercisable from the date of issuance and expire on November 30, 2002. No other consideration was given to the Company for these warrants. The original warrants were canceled and new warrants were issued on August 31, 1998. All terms and conditions of the original warrants remained the same with the exception of the expiration date, which was changed from November 30, 2002 to August 31, 2003.

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

          In accordance with the warrant agreement, the exercise price of these warrants are to be adjusted each time the Company sells shares of common stock for a consideration per share less than the warrant exercise price per share, or issue any shares of common stock as a stock dividend, or subdivide or combine the outstanding shares of common stock into a greater or lesser number of shares. In no event shall the exercise price be adjusted in excess of the exercise price in effect immediately prior to such repricing. As a result of this provision in the warrant agreement, during 1998, the warrants' exercise price had been adjusted. The first warrant has an adjusted exercise price of $2.57 per share, and the second warrant has an adjusted exercise price of $2.96 per share.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 16 - STOCKHOLDERS' EQUITY (CONTINUED)
          The following is a summary of the activity of the Company's warrants for the years ended December 31, 2001, 2000, and 1999:

                                                               Year ended December 31, 2001
                                                          ---------------------------------
                                                                                   Weighted
                                                            Number of            Average of
                                                             Warrants        Exercise Price
                                                          -----------        --------------
          Outstanding at beginning of year                  1,000,000                 $2.77
          Granted                                                                         -
          Canceled                                                  -                 $
          Exercised                                                 -                 $
                                                          -----------
          Outstanding at end of year                        1,000,000                 $2.77
                                                          ===========                 =====

          Exercisable at end of year                        1,000,000

            Weighted average fair value of warrants
             outstanding at December 31, 2001                                $  .42

                                                               Year ended December 31, 2000
                                                          ---------------------------------
                                                                                   Weighted
                                                            Number of            Average of
                                                             Warrants        Exercise Price
                                                          -----------        --------------
          Outstanding at beginning of year                  1,000,000                 $2.77
          Granted                                                   -                 $   -
          Canceled                                                  -                 $   -
          Exercised                                                 -                 $   -
                                                           ----------                 -----
          Outstanding at end of year                        1,000,000                 $2.77
                                                           ==========                 =====

          Exercisable at end of year                        1,000,000

            Weighted average fair value of warrants
             outstanding at December 31, 2000                                $  .47

                                                               Year ended December 31, 1999
                                                          ---------------------------------
                                                                                   Weighted
                                                            Number of            Average of
                                                             Warrants        Exercise Price
                                                          -----------        --------------
          Outstanding at beginning of year                  1,000,000                 $2.77
          Granted                                                   -                 $   -
          Canceled                                                  -                 $   -
          Exercised                                                 -                 $   -
                                                           ----------                 -----
          Outstanding at end of year                        1,000,000                 $2.77
                                                           ==========                 =====

           Exercisable at end of year                       1,000,000

            Weighted average fair value of warrants
             outstanding at December 31, 1999                                $  .38

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 16 - STOCKHOLDERS' EQUITY (CONTINUED)
          The weighted average fair value was estimated using the Black-Scholes option pricing model based on the weighted average market price at date of grant of $1.35, $1.35, and $1.00 for 2001, 2000, and 1999, respectively. The following assumptions were used to estimate fair value of the options for 2001, 2000, and 1999, risk-free interest rate of 5.2%, expected volatility of 80%, and an estimated life of the options of five years.

          The following is a summary of the status of the stock warrants outstanding at:

     December 31, 2001
     -----------------

                                      Weighted Average   Weighted
                                             Remaining    Average
                           Number          Contractual   Exercise         Number
               Price    Outstanding               Life      Price    Exercisable
               -----    -----------   ------------------------------------------
               $2.57        500,000          1.7 years      $2.57        500,000
               $2.96        500,000          1.7 years      $2.96        500,000
                        -----------
                          1,000,000                         $2.77
                        ===========

     December 31, 2000
     -----------------

                                      Weighted Average   Weighted
                                             Remaining    Average
                           Number          Contractual   Exercise         Number
               Price    Outstanding               Life      Price    Exercisable
               -----    -----------   ------------------------------------------
               $2.57        500,000          2.7 years      $2.57        500,000
               $2.96        500,000          2.7 years      $2.96        500,000
                        -----------
                          1,000,000                         $2.77
                        ===========

     December 31, 1999
     -----------------

                                      Weighted Average   Weighted
                                             Remaining    Average
                           Number          Contractual   Exercise         Number
               Price    Outstanding               Life      Price    Exercisable
               -----    -----------   ------------------------------------------
               $2.57        500,000          3.7 years      $2.57        500,000
               $2.96        500,000          3.7 years      $2.96        500,000
                        -----------
                          1,000,000                         $2.77
                        ===========

          TREASURY STOCK
          In October 2000, the Company entered into an agreement with a shareholder to purchase 200,000 shares of common stock owned by this shareholder at $1.35 per share for a total purchase price of $270,000.

          In January 2001, the Company entered into an agreement with a shareholder to purchase 25,000 shares of common stock owned by this shareholder at $1.35 per share for a total purchase price of $33,750.

          In July 2001, the Company entered into an agreement with a shareholder to purchase 15,000 shares of common stock owned by this shareholder at $1.35 per share for a total of $20,250.

          In September 2001, the Company entered into an agreement with a shareholder to purchase 200,000 shares of common stock owned by this shareholder at $1.35 per share for a total of $270,000.

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

          The following is the calculation of earnings per share for the years ended December 31, 2001, 2000, and 1999:

                                                                      Year ended
                                                               December 31, 2001
                                                               -----------------
          Basic earnings per common share:
             Numerator
               Net income before extraordinary items
                  applicable to common stockholders            $       1,188,380
               Extraordinary items, net                                       --
                                                               -----------------
               Income applicable to common stockholders                1,188,380
                                                               =================
             Denominator
               Weighted average common shares                          6,633,858
                                                               -----------------

               Basic EPS                                       $            0.18
                                                               =================

                                                                      Year ended
                                                               December 31, 2000
                                                               -----------------
          Basic earnings per common share:
             Numerator
               Net income before extraordinary items
                  applicable to common stockholders            $       1,377,178
               Extraordinary items, net                                       --
                                                               -----------------
               Income applicable to common stockholders                1,377,178
                                                               =================
             Denominator
               Weighted average common shares                          6,768,847
                                                               -----------------

               Basic EPS                                       $            0.20
                                                               =================

                                                                      Year ended
                                                               December 31, 1999
                                                               -----------------
          Basic earnings per common share:
             Numerator
               Net income before extraordinary items
                  applicable to common stockholders            $         555,479
               Extraordinary items, net                                       --
                                                               -----------------
               Income applicable to common stockholders                  555,479
                                                               =================
             Denominator
               Weighted average common shares                          6,618,009
                                                               -----------------

               Basic EPS                                       $            0.08
                                                               =================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIRST RESERVE, INC. AND SUBSIDIARIES

NOTE 17 - EARNINGS PER SHARE (CONTINUED)
                                                                      Year ended
                                                               December 31, 2001
                                                               -----------------
          Diluted earnings per common share:
             Numerator
               Net income before extraordinary items
                  applicable to common stockholders            $       1,188,380
               Extraordinary items, net                                       --
                                                               -----------------
               Income applicable to common stockholders        $       1,188,380
                                                               =================
             Denominator
               Weighted average common shares                          6,633,858
               Weighted average contingent common shares                     307
                                                               -----------------
                  Total                                                6,634,165
                                                               -----------------

                  Diluted EPS                                  $            0.18
                                                               =================

                                                                      Year ended
                                                               December 31, 2000
                                                               -----------------
          Diluted earnings per common share:
             Numerator
               Net income before extraordinary items
                  applicable to common stockholders            $       1,377,178
               Extraordinary items, net                                       --
                                                               -----------------
               Income applicable to common stockholders        $       1,377,178
                                                               =================
             Denominator
               Weighted average common shares                          6,768,847
               Weighted average contingent common shares                      --
                                                               -----------------
                  Total                                                6,768,847
                                                               -----------------

                  Diluted EPS                                  $            0.20
                                                               =================

                                                                      Year ended
                                                               December 31, 1999
                                                               -----------------
          Diluted earnings per common share:
             Numerator
               Net income before extraordinary items
                  applicable to common stockholders            $         555,479
               Extraordinary items, net                                       --
                                                               -----------------
               Income applicable to common stockholders        $         555,479
                                                               =================

          Denominator
               Weighted average common shares                          6,618,009
               Weighted average contingent common shares                 109,007
                                                               -----------------
                  Total                                                6,727,016
                                                               =================

                  Diluted EPS                                  $            0.08
                                                               =================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 17 - EARNINGS PER SHARE (CONTINUED)
          For the years ended December 31, 2001, 2000, and 1999, warrants to purchase 500,000 shares of common stock at $2.58, $2.58, and $2.57 per share, respectively, and 500,000 shares of common stock at $2.99, $2.98, and $2.96 per share, respectively, were outstanding, but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. The warrants, which expire on August 31, 2003, were still outstanding at the end of the year.

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

          EWM rents an office building from a corporation owned by a minority shareholder. The lease is on a month-to-month basis and calls for a monthly rental of $6,440.

          EWM rents an office building from a corporation owned by minority shareholders. The lease is for a period of ten years expiring in March 2009, with an option to renew for two successive five-year terms. The lease calls for an annual rent of $95,480, plus all applicable sales taxes, with an annual increase in rent of 3% per year over the prior year's base rent.

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

          EWM receives referral fee income from a corporation owned by two shareholders of the Company. These fees are net of commissions and other expenses incurred from listings referred to EWM by this corporation. The Company had the following balances and transactions with related parties for the years ended December 31, 2001, 2000, and 1999:

                                       Year ended         Year ended          Year ended
                                December 31, 2001  December 31, 2000   December 31, 1999
                                -----------------  -----------------   -----------------
            Prepaid and other
              current assets             $ 25,000           $ 15,000            $  5,000
            Revenues                     $ 22,037           $ 28,438            $ 17,762
            Other income                 $ 60,000           $ 60,000            $ 55,000
            Expenses                     $348,119           $274,165            $217,902

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 19 - UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
          The assets and liabilities of Columbia, and the assets of Ross and Daniels (the "acquired companies"), are reflected in the accompanying consolidated financial statements. The results of operations of the acquired companies are included in the consolidated results from March 31, 1999 for Columbia, and September 1, 2000 for Ross and Daniels. The following pro forma consolidated statement of income gives effect to the acquisitions of all of the outstanding shares of January 1, 1999 Columbia, and Ross and Daniels as if they had occurred on January 1, 1999 after giving effect to certain adjustments, including increased amortization of goodwill generated from the acquisitions. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable.

          This unaudited pro forma condensed consolidated information does not purport to represent what the actual results of operations would have been assuming the acquisitions had taken place on the dates assumed above, nor do they purport to predict the results of operations in future periods:

                                                 Year ended           Year ended
                                          December 31, 2000    December 31, 1999
                                          -----------------    -----------------

            Total revenue                       $33,567,735          $28,986,194
                                                ===========          ===========
            Net income                          $ 1,298,652          $   725,144
                                                ===========          ===========
            Earnings per share:
               Basic                            $      0.19          $      0.11
                                                ===========          ===========
               Weighted average shares            6,768,847            6,618,009
                                                ===========          ===========
               Diluted                          $      0.19          $       011
                                                ===========          ===========
               Weighted average shares            6,768,847            6,727,016
                                                ===========          ===========

NOTE 20 - SELECTED QUARTERLY DATA (UNAUDITED)
          Following is a summary of the Company's quarterly results of operations for the years ended December 31, 2001, 2000 and 1999. Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is defined as net income (loss) before income taxes, interest expense, depreciation and amortization.

                                     First       Second        Third      Fourth
                                     Quarter     Quarter      Quarter     Quarter       Year
                                   ----------  -----------  -----------  ----------  -----------
          Calendar Year 2001
          ------------------
             Revenues              $9,512,420  $10,917,062  $11,076,229  $9,785,486  $41,291,197
             EBITDA                $  342,092  $ 1,039,925  $   739,345  $  262,830  $ 2,384,192
             Operating income
               (loss)              $  197,683  $   853,197  $   556,311  $   85,902  $ 1,693,093
             Net income (loss)     $  171,876  $   549,562  $   388,373  $   78,569  $ 1,188,380

             Earnings per share
               Basic               $     0.03  $      0.08  $      0.06  $     0.01  $      0.18
                                   ==========  ===========  ===========  ==========  ===========
               Weighted average
                  shares            6,694,772    6,690,050    6,674,778   6,535,920    6,633,858
                                   ==========  ===========  ===========  ==========  ===========
               Diluted             $     0.03  $      0.08  $      0.06  $     0.01  $      0.18
                                   ==========  ===========  ===========  ==========  ===========
               Weighted average
                  shares            6,806,772    6,690,050    6,674,778   6,537,137    6,634,165
                                   ==========  ===========  ===========  ==========  ===========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 20 - SELECTED QUARTERLY DATA (UNAUDITED)

                                     First      Second        Third      Fourth
                                     Quarter    Quarter      Quarter     Quarter      Year
                                   ----------  ----------  ----------  ----------  -----------
          Calendar Year 2000
          ------------------
             Revenues              $5,860,272  $9,463,680  $8,140,384  $9,364,878  $32,829,214
             EBITDA                $  (52,450) $  873,400  $  630,241  $  439,883  $ 1,891,074
             Operating income
               (loss)              $ (149,772) $  755,586  $  504,264  $  275,651  $ 1,385,729
             Net income (loss)     $ (158,803) $  740,502  $  490,502  $  304,977  $ 1,377,178

             Earnings per share
               Basic               $    (0.02) $     0.11  $     0.07  $     0.04  $      0.20
                                   ==========  ==========  ==========  ==========  ===========
               Weighted average
                  shares            6,767,050   6,767,050   6,783,314   6,768,847    6,768,847
                                   ==========  ==========  ==========  ==========  ===========
               Diluted             $    (0.02) $     0.11  $     0.07  $     0.04  $      0.20
                                   ==========  ==========  ==========  ==========  ===========
               Weighted average
                  shares            6,767,050   6,767,050   6,783,314   6,768,847    6,768,847
                                   ==========  ==========  ==========  ==========  ===========

                                     First      Second        Third      Fourth
                                     Quarter    Quarter      Quarter     Quarter      Year
                                   ----------  ----------  ----------  ----------  -----------
          Calendar Year 1999
          ------------------
             Revenues              $5,022,329  $6,832,790  $6,742,950  $7,310,235  $25,908,304
             EBITDA                $  (29,899) $  642,127  $  317,618  $   36,757  $   966,603
             Operating income
               (loss)              $   80,888  $  174,637  $  224,376  $ (134,444) $   345,457
             Net income (loss)     $  (93,366) $  529,423  $  204,670  $  (85,248) $   555,479

             Earnings per share
               Basic               $     (.01) $      .08  $      .03  $     (.02) $       .08
                                   ==========  ==========  ==========  ==========  ===========
               Weighted average
                  shares            6,567,050   6,567,050   6,567,783   6,617,593    6,618,009
                                   ==========  ==========  ==========  ==========  ===========
               Diluted             $     (.01) $      .08  $      .03  $     (.02) $       .08
                                   ==========  ==========  ==========  ==========  ===========
               Weighted average
                  shares            6,651,629   6,720,625   6,712,792   6,725,502    6,727,016
                                   ==========  ==========  ==========  ==========  ===========

NOTE 21 - REGULATORY MATTERS

             HUD Requirements
             ----------------
             Embassy is a nonsupervised loan correspondent for purposes of the U.S. Department of Housing and Urban Development ("HUD"). As such, 24 - CFR Part 202 of the HUD handbook requires Embassy to have an Adjusted Net Worth of at least $100,000. Embassy is in compliance with this requirement.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIRST RESERVE, INC. AND SUBSIDIARIES


NOTE 21 - REGULATORY MATTERS (CONTINUED)

            State of Florida Requirements
            ------------------------------
            On July 1, 1999, Embassy became a licensed mortgage lender under Chapter 494 of the State of Florida. As such, Embassy is required to have a minimum net worth of $250,000. Embassy is in compliance with this requirement.

NOTE 22 - SUBSEQUENT EVENT
          On January 18, 2002, EWM acquired commercial real estate located in Key Biscayne, Florida to be used as an office by EWM for approximately $990,000. EWM obtained a loan from an unrelated third party in the amount of $500,000. This loan along with First Reserve's $400,000 loan became a mortgage loan on this real estate.

                                 Exhibit Index

Exhibit No.         Description

23.1                Consent of McClain and Company, L.C.