Form 10-Q
period 2002-03-31
FIRST RESERVE INC
filed 2002-05-20
CIK 1060846

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2002

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to _________________

                           Commission File No. 0-28067

                               FIRST RESERVE, INC.
             (Exact name of registrant as specified in its charter)

                 Florida                               86-0740730
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

     1360 South Dixie Highway, Coral Gables, FL            33146
     (Address of principal executive offices)           (Zip Code)

                                 (305) 667-8871
                 Issuer's Telephone Number, Including Area Code:

                   __________________________________________
   (Former Name, Former Address and Former Fiscal Year, if changed since last report)

          Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         [X ]  Yes  [  ]  No

          As of March 31, 2002, 6,475,050 shares of the Registrant's Common Stock, no par value per share, were outstanding.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                                     Page

                         PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
            March 31, 2002 and December 31, 2001                                     1

            Condensed Consolidated Statements of Income and Accumulated Deficit
            Three Months Ended March 31, 2002 and March 31, 2002                     1

            Condensed Consolidated Statements of Cash Flows
            Three Months Ended March 31, 2002 and March 31, 2002                     1

            Notes to Condensed Consolidated Financial Statements                     1

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                      1

Item 3.     Quantitative and Qualitative Disclosures About Market Risk               3

                             PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                         3

Signatures                                                                           4

                                    PART  I
                             FINANCIAL INFORMATION

Item 1.   Financial Statements.

Immediately following the signature page in this Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with our Condensed Consolidated Financial Statements, as of March 31, 2002, and the related notes to the Condensed Consolidated Financial Statements, along with our Consolidated Financial Statements as of December 31, 2001 and March 31, 2002, and the related Notes to Consolidated Financial Statements. Our Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to our continuing operations.

Results of Operations

Revenues. Our revenues increased approximately 10.2% for the three-month period ended March 31, 2002, over those for the three-month period ended March 31, 2001. The percentage increase resulted from the following sources: (i) the operations of our new real estate offices in Coconut Grove and Las Olas/Ft. Lauderdale opened during 2001; (ii) the operations of our existing sales offices; and (iii) title company operations.

Operating Expenses. Operating expenses increased to approximately $10.35 million for the three-month period ended March 31, 2002 versus $9.31 million for the three-month period ended March 31, 2001. The significant components of our operating expenses are: (i) commissions to sales people; (ii) officer and staff salaries; (iii) office rental costs; (iv) advertising expenses; (v) promotional expenses and; (vi) insurance. Our operating expenses also increased as a result of the costs incurred by the Company in connection with the opening of its Las Olas/Ft. Lauderdale and Coconut Grove sales offices.

Interest. Interest income increased from $37,707 for the three-month period ended March 31, 2001 to $39,588 for the three-month period ended March 31, 2002, primarily due to increased cash balances.

Net Income. We had a net income of $102,024 for the three-month period ended March 31, 2002 as compared to a net income of $171,876 for the three-month period ended March 31, 2001. This decrease was primarily due to an increase in income tax expense.

Liquidity and Capital Resources

Cash provided by operating activities was approximately $1.3 million for the three-month period ended March 31, 2002. This was primarily due to the increase in revenues from sales commissions and receipts from lenders.

Cash used for investing activities was $990,280 for the three-month period ended March 31, 2002. This was primarily due to purchases of property and equipment offset and a decrease in deposits.

Cash used in financing activities was approximately $527,000 for the three-month period ended March 31, 2002, principally due to an increase in pay downs on the warehouse line of credit.

At March 31, 2002, we had long-term obligations payable of approximately $998,270. We also had a $3.5 million "warehouse" line of credit available to fund loans to be made in connection with Embassy's operations. Each "warehouse" loan is fully backed by a permanent "take-out" loan commitment from a national institutional lender in residential financing. As of March 31, 2002, the balance of this "warehouse" line of credit was approximately $2,352,460 with a corresponding asset of "mortgage loans held for sale" of $2,376,900. Current maturities of long term debt due in 2002 was approximately $500,000, exclusive of the "warehouse" line of credit.

At March 31, 2002, we had shareholder equity of approximately $4,966,400. For the three-month period ended March 31, 2002, working capital (current assets less current liabilities) was $1,743,815, primarily as a result of a significant increase in cash and mortgage loans held for sale offset by an increase in the warehouse line of credit.

We anticipate that our Broward offices and our new offices in Coconut Grove and Las Olas/Ft. Lauderdale will continue to increase opportunities to substantially increase our sales. We also anticipate that our title and insurance businesses will continue to be profitable during 2002 and will contribute to our cash flow and our overall financial performance.

Seasonality

Our operations are principally based on the residential real estate market in South Florida. These markets have historically been seasonal with generally higher sales in the second and third fiscal quarters. Therefore, the results of any interim period is not necessarily indicative of the results that might be expected during a full fiscal year.

Forward Looking Statements

From time to time, we make statements about our future results in this Form 10-Q that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to: (i) the continued growth in the residential real estate market in South Florida; (ii) the general availability of home mortgage financing at favorable rates; (iii) continued positive economic climate in the U.S.; (iv) competition in our existing lines of business; and (v) our ability to obtain and maintain working capital, whether internally generated or from financing sources (on acceptable terms) in order to finance our growth strategy.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

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



Date: May 20, 2002                         FIRST RESERVE, INC.

                                           By:  /s/ Ronald A. Shuffield
                                                Ronald A. Shuffield,
                                                President and Principal
                                                Financial Officer

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET


                             ASSETS
                                              (Unaudited)
                                                 March 31,          December 31,
                                                  2002                  2001
                                               -----------          ------------
CURRENT ASSETS
  Cash                                         $ 2,120,282          $  2,333,012
  Receivables                                      520,794               409,551
  Mortgage loans held for sale                   2,376,906             3,422,025
  Prepaid expenses and other                       202,233               167,160
                                               -----------          ------------


     Total current assets                        5,220,215             6,331,748
                                               -----------          ------------



PROPERTY AND EQUIPMENT
  Building                                       1,019,668                     -
  Furniture and equipment                        1,393,040             1,378,055
  Office equipment                                 945,563               921,348
  Transportation equipment                          20,000                20,000
  Leasehold improvements                            35,730                35,730
  Equipment held under capital leases              779,830               779,830
                                               -----------          ------------
                                                 4,193,831             3,134,963

  Less accumulated depreciation                 (1,337,070)           (1,249,088)
                                               -----------          ------------


     Net property and equipment                  2,856,761             1,885,875
                                               -----------          ------------



OTHER ASSETS
  Goodwill, net                                  1,224,922             1,224,922
  Deposits and other                               139,173               245,219
                                               -----------          ------------


  Total other assets                             1,364,095             1,470,141
                                               -----------          ------------

     Total assets                              $ 9,441,071          $  9,687,764
                                               ===========          ============

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             (Unaudited)
                                                              March 31,           December 31,
                                                                2002                  2001
                                                             ----------           ------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                      $  562,348            $  390,988
  Deferred mortgage fee income                                   45,989                64,296
  Reserves on deposit                                             9,467                10,414
  Warehouse line of credit - bank                             2,352,457             3,377,379
  Current portion of obligations under capital
   leases                                                         6,139                 8,049
  Current maturities of long-term debt                          500,000               400,000
                                                             ----------            ----------

     Total current liabilities                                3,476,400             4,251,126
                                                             ----------            ----------

LONG-TERM LIABILTIES
  Obligations under capital leases                                9,238                 9,238
  Notes payable                                                 900,000               500,000
  Deferred tax liability                                         89,031                63,022
                                                             ----------            ----------

     Total long-term liabilities                                998,269               572,260
                                                             ----------            ----------

     Total liabilities                                        4,474,669             4,823,386
                                                             ----------            ----------

STOCKHOLDERS' EQUITY
  Common stock, no par value, 100,000,000
   authorized shares, 6,915,050 shares issued at
   March 31, 2002 and December 31, 2001, and
   6,475,050 outstanding at March 31, 2002 and
   December 31, 2001                                          6,139,307             6,139,307
  Accumulated deficit                                          (578,905)             (680,929)
  Less treasury stock, 440,000 common stock, no par            (594,000)             (594,000)
                                                             ----------            ----------
   value at cost at March 31, 2002 and December 31,
   2001

     Total stockholders' equity                               4,966,402             4,864,378
                                                             ----------            ----------


     Total liabilities and stockholders' equity              $9,441,071            $9,687,764
                                                             ==========            ==========

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             AND ACCUMULATED DEFICIT

                                                          (Unaudited)         (Unaudited)
                                                          Three-month         Three-month
                                                          period ended        period ended
                                                         March 31, 2002      March 31, 2001
                                                        ----------------    ----------------
REVENUES
  Real estate management and brokerage                      $ 9,769,998         $ 8,775,891
  Mortgage                                                      387,069             451,028
  Title fees                                                    318,543             281,545
  Insurance                                                       6,460               3,956
                                                            -----------         -----------

         Total revenues                                      10,482,070           9,512,420
                                                            -----------         -----------

COSTS AND EXPENSES
  Commissions, fees, and other incentives:
     Real estate                                              6,810,320           6,216,318
     Mortgage                                                   149,160             146,100
     Title                                                      108,478              83,272
     Insurance                                                        -                   -
  General and administrative expenses                         3,190,275           2,773,330
  Depreciation and amortization                                  96,227              95,717
                                                            -----------         -----------

         Total costs and expenses                            10,354,460           9,314,737
                                                            -----------         -----------

         Income from operations before income taxes
         and other income and expenses                          127,610             197,683
                                                            -----------         -----------
OTHER INCOME AND (EXPENSES)
  Interest income                                                39,588              37,707
  Interest expense                                              (48,477)            (36,525)
  Other income                                                   77,880              15,700
  Loss on disposition of property and equipment                       -              (4,715)
                                                            -----------         -----------

         Total other income and (expenses)                       68,991              12,167
                                                            -----------         -----------

         Income before income taxes                             196,601             209,850

PROVISION FOR INCOME TAX                                         94,577              37,974
                                                            -----------         -----------

         Net income                                             102,024             171,876

ACCUMULATED DEFICIT, beginning of period                       (680,929)         (1,869,309)
                                                            -----------         -----------

ACCUMULATED DEFICIT, end of period                          $  (578,905)        $(1,697,433)
                                                            ===========         ===========

BASIC EARNINGS PER COMMON SHARE                             $      0.02         $      0.03
                                                            ===========         ===========

WEIGHTED AVERAGE COMMON SHARES                                6,475,050           6,694,772
                                                            ===========         ===========

DILUTED EARNINGS PER COMMON SHARE                           $      0.02         $      0.03
                                                            ===========         ===========

WEIGHTED AVERAGE DILUTED COMMON SHARES                        6,587,050           6,806,772
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

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                     (Unaudited)           (Unaudited)
                                                                     Three-month           Three-month
                                                                     period ended          period ended
                                                                    March 31, 2002        March 31, 2001
                                                                 --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                          $ 10,413,573           $ 9,393,843
  Interest received                                                           39,588                37,707
  Interest paid                                                              (48,477)              (26,208)
  Cash paid to suppliers and employees                                   (10,101,301)           (9,089,806)
  Income taxes paid                                                          (60,000)                    -
  Receipts from lenders, (payments to borrowers), net                      1,045,119              (638,544)
  Rent received                                                               15,880                     -
                                                                        ------------           -----------

  Net cash provided by (used in) operating activities                      1,304,382              (323,008)
                                                                        ------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to employees                                                      (29,212)                8,500
  Net decrease in deposits                                                    97,800                11,489
  Purchases of property and equipment                                     (1,058,868)              (65,449)
                                                                        ------------           -----------

  Net cash used in investing activities                                     (990,280)              (45,460)
                                                                        ------------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (pay downs) proceeds from warehouse line of credit                  (1,024,922)              782,543
  Proceeds from borrowings                                                   500,000                     -
  Payment of capital lease obligation                                         (1,910)               (1,663)
  Acquisition of treasury stock                                                    -               (33,750)
                                                                        ------------           -----------

  Net cash (used in) provided by financing activities                       (526,832)              747,130
                                                                        ------------           -----------

  Net (decrease) increase in cash                                           (212,730)              378,662

CASH, beginning of period                                                  2,333,012               881,258
                                                                        ------------           -----------

CASH, end of period                                                     $  2,120,282           $ 1,259,920
                                                                        ============           ===========

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                    (Unaudited)       (Unaudited)
                                                                    Three-month       Three-month
                                                                    period ended      period ended
                                                                   March 31, 2002    March 31, 2001
                                                                   --------------    --------------
RECONCILIATION OF NET INCOME TO
  NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES:
    Net income                                                      $   102,024       $   171,876
    Adjustment to reconcile net income to net cash (used
       in) provided by operating activities:
       Depreciation                                                      87,982            72,036
       Amortization                                                       8,246            35,232
       Loss on abandonment of property and equipment                          -             4,715
       Increase in accounts receivable                                 (111,243)          (83,450)
       Decrease (increase) in mortgage loans held for sale            1,045,119          (530,184)
       (Increase) decrease in prepaid expenses and other assets          (5,861)           53,139
       Decrease in reserves on deposit                                     (947)          (55,490)
       Increase in accounts payable and accrued expenses                171,360           112,815
       Decrease in bank overdraft                                             -          (108,360)
       (Decrease) increase in deferred mortgage fee income              (18,307)            4,663
       Increase in deferred tax liability                                26,009                 -
                                                                    -----------       -----------

            Net cash provided by (used in) operating                $ 1,304,382       $  (323,008)
             activities                                              ==========       ===========

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE  1 -   SIGNIFICANT ACCOUNTING POLICIES
            In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments
            (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of First Reserve, Inc. and Subsidiaries (the "Company"), as of March 31, 2001, and the results of their operations and cash flows for the periods then ended. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-Q and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company's
            Form 10-KSB annual report for 2001 filed with the Securities and Exchange Commission.

            The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the notes to the consolidated financial statements included in the Company's Form 10-K annual report for the year ended December 31, 2001.

NOTE  2 -   ESTIMATES
            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE  3 -   BUSINESS COMBINATIONS
            On September 1, 2000, EWM acquired substantially all the assets of Ross & Associates, Inc. ("Ross") in a business combination accounted for as a purchase. Ross was primarily engaged in the same activity as EWM. Under the terms of the agreement, Ross' sole shareholder received 138,000 shares of common stock of the Company on the date of the acquisition. An additional 112,000 "contingent" shares of common stock of the Company were to be issued pending future gross commission income to be generated by the former shareholder of Ross from January 1, 2001 to December 31, 2001. At March 31, 2002, the former shareholder of Ross had met the gross commission requirement.
            These additional 112,000 shares will be issued during 2002. At the time of issuance, the Company will record additional goodwill. Based on recent trading of the Company's stock, the fair value of the Company's stock price on the acquisition date was $1.35 per share.
            The total cost of the acquisition, excluding the contingent shares, was $186,300.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  4 -   CASH HELD IN TRUST
            The Company maintains separately designated trust accounts for home buyers' earnest money, property owners, tenants, and other third parties. The Company holds such funds until sold properties are closed and leases have expired. Funds are disbursed in accordance with the settlement instructions or rental management agreements.
            These funds are not recorded in the Company's financial statements as they are held in a fiduciary capacity. At March 31, 2002, the Company held $8,295,165 of funds in trust.

NOTE  5 -   GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS NO. 142
            Effective January 1, 2002, the Company adopted the Financial
            Accounting Standards Board Statement of Financial Accounting
            Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible
            Assets." SFAS No. 142 changes the accounting for goodwill and other intangible assets. Under this standard, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to an annual impairment test. The Company is in the process of testing goodwill for impairment in accordance with SFAS No. 142 and expects completion by the second quarter of 2002. The Company will routinely perform a detail valuation analysis in connection with the application of this statement, which may result in future charges. However, it does not believe that the application of this statement will have a material effect on its future financial position or cash flows.

NOTE  6 -   MORTGAGE PAYABLE
            On January 18, 2002, EWM acquired commercial real estate located in Key Biscayne, Florida to be used as an office by EWM for approximately $990,000. EWM obtained a mortgage loan from an unrelated third party in the amount of $500,000. The loan bears interest at 7.5% for the first year. After the first year, interest is at the Wall Street Journal prime rate with a 12% ceiling and a 7.5% floor. The loan is payable in monthly installments of interest-only and the principal is due on February 18, 2007. In addition to this mortgage loan, First Reserve's existing $400,000 loan was changed to a mortgage loan secured by this real estate. The new mortgage loan bears interest at 7.5% for the first year. After the first year, interest is at the Wall Street Journal prime rate with a 12% ceiling and a 7.5% floor. The loan is payable in monthly installments of interest-only and the principal is due on February
            18, 2007.

NOTE  7 -   COMMITMENTS
            In January 2002, EWM entered into an exclusive marketing and sales management agreement with a Miami Beach developer to sell-off the remaining unit inventory of two luxury beach-front apartment buildings in Miami Beach. The agreement is for a twelve-month period or until all the units are sold, whichever comes first. Under the terms of the agreement, EWM will become the exclusive agent for the buildings, will staff and support the buildings' sales center, and provide other marketing and advertising services.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE  7 - COMMITMENTS (CONTINUED)
            The developer will reimburse EWM for the cost of maintaining the sales center. EWM will earn a commission on each unit sold, as defined in the agreement. Additionally, the agreement has an incentive clause whereby EWM receives additional compensation if the units are sold within two separate specified time periods.

NOTE  8 - LEGAL AND OTHER SETTLEMENTS
            Included in legal and other settlement amounts are costs incurred by EWM in settling various disputes arising with customers or tenants in the ordinary course of business.

NOTE  9 - CONTINGENT SHARES
            Under the terms of the September 1, 2000 asset acquisition agreement between EWM and Ross, the sole shareholder of Ross would receive an additional 112,000 "contingent" shares of common stock of the Company, pending future gross commission income to be generated by the sole shareholder of Ross over a 12-month "review" period, beginning January 1, 2001. Due to the contingent nature of the shares, the Company will record them as additional purchase price upon issuance of the shares. At March 31, 2002, the shareholder of Ross had met the gross commission income requirement stated in the agreement. These shares are not included in the basic earnings per share calculation, but are included in the diluted earnings per share calculation.

NOTE  10 -  EARNINGS PER SHARE
            Basic earnings per share ("EPS") were computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS were determined on the assumption that the contingent shares where excised at the beginning of the period, or at time of issuance, if later.

            The following is the calculation of earnings per share:

                                                                           Three-month      Three-month
                                                                          period ended     period ended
                                                                         March 31, 2002   March 31, 2001
                                                                         --------------   --------------
            Basic earnings per common share:
            Numerator
                 Net income before extraordinary items applicable to
                  common stockholders                                      $  102,024       $  171,876
                 Extraordinary items, net                                           -                -
                                                                           ----------       ----------
                 Income applicable to common stockholders                  $  102,024       $  171,876
                                                                           ----------       ==========

              Denominator
                 Weighted average common shares                             6,475,050        6,694,772
                                                                           ----------       ----------
                 Basic EPS                                                 $     0.02       $     0.03
                                                                           ==========       ==========

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE  10 -  EARNINGS PER SHARE (CONTINUED)

                                                                           Three-month       Three-month
                                                                          period ended      period ended
                                                                         March 31, 2002    March 31, 2001
                                                                         --------------    --------------
            Diluted earnings per common share:
            Numerator
                 Net income before extraordinary items applicable to
                  common stockholders                                      $  102,024        $  171,876
                 Extraordinary items, net                                           -                 -
                                                                           ----------        ----------
                 Income applicable to common stockholders                  $  102,024        $  171,876
                                                                           ==========        ==========

              Denominator
                 Weighted average common shares                             6,587,050         6,806,772
                                                                           ----------        ----------
                 Diluted EPS                                               $     0.02        $     0.03
                                                                           ==========        ==========

            For the three-month periods ended March 31, 2002 and 2001, warrants to purchase 500,000 shares of common stock at $2.54 per share, and 500,000 shares of common stock at $2.93, per share, were outstanding but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. The warrants, which expire on August 31, 2003, were still outstanding at the end of the periods

NOTE  11 -  BUSINESS SEGMENT INFORMATION
            The Company's operations are principally managed on a product services basis and are comprised of five reportable segments:
            Esslinger, Wooten & Maxwell, Inc. ("EWM"), Embassy Financial Services, Inc. ("Embassy"), Columbia Title of Florida, Inc. ("Columbia"), First Reserve Insurance, Inc. ("FRINS"), and First Reserve, Inc. EWM's product services consist of residential and commercial real estate brokerage and relocation services. Embassy's product services have been in the capacity of a mortgage lender and mortgage broker in the South Florida area, specializing in conventional, FHA, and VA mortgages. Columbia's product has been in the capacity of a title company. FRINS has been in the capacity of insurance broker. First Reserve's capacity has been as a holding company.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE  11 -  BUSINESS SEGMENT INFORMATION (CONTINUED)
            Revenue, net income (loss) EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, and identifiable assets for these segments are as follows:

                                                               Three-month period ended March 31, 2002
                                                               ---------------------------------------
                                                 Esslinger,     Embassy       Columbia       First
                                                  Wooten &     Financial      Title of      Reserve       First
                                                  Maxwell,      Services      Florida,     Insurance     Reserve
                                                    Inc.          Inc.          Inc.          Inc.         Inc.          Total
                                                -----------   -----------   -----------   -----------  -----------    -----------
            Revenue                             $ 9,769,998   $   387,069   $   318,543   $     6,460  $         -    $10,482,070
            EBITDA                              $   523,644   $   (29,965)  $   (56,050)  $     6,458  $  (102,782)   $   341,305
            Net income (loss)                   $   256,012   $   (44,488)  $   (40,113)  $     4,028  $   (73,415)   $   102,024
            Identifiable asset at period end    $ 6,404,216   $ 2,581,942   $   221,397   $     9,185  $   224,331    $ 9,441,071

                                                               Three-month period ended March 31, 2001
                                                               ---------------------------------------
                                                 Esslinger,     Embassy       Columbia       First
                                                  Wooten &     Financial      Title of      Reserve       First
                                                  Maxwell,      Services      Florida,     Insurance     Reserve
                                                    Inc.          Inc.          Inc.          Inc.         Inc.          Total
                                                -----------   -----------   -----------   -----------  -----------    -----------
            Revenue                              $8,775,891   $  451,028    $  281,545    $    3,956   $        -     $9,512,420
            EBITDA                               $  332,904   $   69,133    $   (2,407)   $    3,935   $  (61,473)    $  342,092
            Net income                           $  143,334   $   38,566    $   22,978    $    2,975   $  (35,977)    $  171,876
            Identifiable asset at period end     $4,836,330   $3,092,583    $  241,381    $    6,960   $  216,210     $8,393,464


NOTE  12 -  REGULATORY MATTERS
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