Form 10-Q
period 2002-06-30
FIRST RESERVE INC
filed 2002-08-14
CIK 1060846

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2002

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

                   ------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if changed since last report)

     Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    [X] Yes [_] No

     As of June 30, 2002, 6,547,350 shares of the Registrant's Common Stock, no par value per share, were outstanding.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                                     Page
                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets
               June 30, 2002 and December 31, 2001                                     1

               Condensed Consolidated Statements of Income and Accumulated Deficit
               Six Months Ended June 30, 2002 and June 30, 2001                        1

               Condensed Consolidated Statements of Income and Accumulated Deficit
               Three Months Ended June 30, 2002 and June 30, 2001                      1

               Condensed Consolidated Statements of Cash Flows
               Three Months Ended June 30, 2002 and June 30, 2001                      1

               Notes to Condensed Consolidated Financial Statements                    1

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                     1

Item 3.        Quantitative and Qualitative Disclosures About Market Risk              3


                        PART II - OTHER INFORMATION

Item 5.        Other Information.                                                      4

Item 6.        Exhibits and Reports on Form 8-K                                        5

Signatures                                                                             6

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements.

Immediately following the signature page in this Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with our Condensed Consolidated Financial Statements, as of June 30, 2002, and the related notes to the Condensed Consolidated Financial Statements, along with our Consolidated Financial Statements as of December 31, 2001 and June 30, 2001, and the related Notes to Consolidated Financial Statements. Our Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to our continuing operations.

Comparison of Three Month Period Ended June 30, 2002 and 2001

Results of Operations

Revenues. Our revenues increased approximately 35.7% for the three-month period ended June 30, 2002, over those for the three-month period ended June 30, 2001. The percentage increase resulted from the following sources: (i) the operations of our new real estate offices in Coconut Grove and Las Olas/Ft. Lauderdale opened during 2001; (ii) the operations of our existing sales offices; and (iii) title company operations.

Operating Expenses. Operating expenses increased to approximately $13.7 million for the three-month period ended June 30, 2002 versus $10.1 million for the three-month period ended June 30, 2001. The significant components of our operating expenses are: (i) commissions to sales people; (ii) officer and staff salaries; (iii) office rental costs; (iv) advertising expenses; (v) promotional expenses and; (vi) insurance. Our operating expenses also increased as a result of the costs incurred by the Company in connection with the opening of our Las Olas/Ft. Lauderdale and Coconut Grove sales offices and for additional office space leased in Miami Beach, and for new office on Key Biscayne which was purchased in January 2002 (both of these buildings will be occupied by the end of 2002).

Interest. Interest income decreased from $53,701 for the three-month period ended June 30, 2001 to $35,419 for the three-month period ended June 30, 2002, primarily due to decreased cash balances and lower interest rates.

Net Income. We had a net income of $827,725 for the three-month period ended June 30, 2002 as compared to a net income of $549,562 for the three-month period ended June 30, 2001. This increase was primarily due to an increase in revenues from sales commissions.

Comparison of Six Month Period Ended June 30, 2002 and 2001

Results of Operations

Revenues. Our revenues increased approximately 23.8% for the six-month period ended June 30, 2002, over those for the six-month period ended June 30, 2001. The percentage increase resulted from the following sources: (i) the operations of our new real estate offices in Coconut Grove and Las Olas/Ft. Lauderdale opened during 2001; (ii) the operations of our existing sales offices; and (iii) title company operations.

Operating Expenses. Operating expenses increased to approximately $24.0 million for the six-month period ended June 30, 2002 versus $19.4 million for the six-month period ended June 30, 2001. The significant components of our operating expenses are: (i) commissions to sales people; (ii) officer and staff salaries; (iii) office rental costs; (iv) advertising expenses; (v) promotional expenses and; (vi) insurance. Our operating expenses also increased as a result of the costs incurred by the Company in connection with the opening of its Las Olas/Ft. Lauderdale and Coconut Grove sales offices and for additional office space leased in Miami Beach, and for a new office on Key Biscayne which was purchased in January 2002 (both of the buildings will be occupied by the end of 2002).

Interest. Interest income decreased from $91,408 for the six-month period ended June 30, 2001 to $75,007 for the six-month period ended June 30, 2002, primarily due to decreased cash balances and lower interest rates.

Net Income. We had a net income of $929,749 for the six-month period ended June 30, 2002 as compared to a net income of $721,438 for the six-month period ended June 30, 2001. This increase was primarily due to an increase in revenues from sales commissions.

Liquidity and Capital Resources

Cash provided by operating activities was approximately $2.5 million for the six-month period ended June 30, 2002. This was primarily due to the increase in revenues from sales commissions and sales of mortgages to third parties.

Cash used for investing activities was $1,033,504 for the six-month period ended June 30, 2002. This was primarily due to purchases of property and equipment offset by a decrease in deposits.

Cash used in financing activities was approximately $2.0 million for the six-month period ended June 30, 2002, principally due to our subsidiary's acquisition of our common stock and an increase in pay downs on the warehouse line of credit offset by an increase in proceeds from borrowings.

At June 30, 2002, we had long-term obligations payable of approximately $4 million. We also had a $3.5 million "warehouse" line of credit available to fund loans to be made in connection with Embassy's operations. Each "warehouse" loan is fully backed by a permanent "take-out" loan commitment from a national institutional lender in residential financing. As of June 30, 2002, the balance of this "warehouse" line of credit was $2,196,456 with a corresponding asset of "mortgage loans held for sale" of $2,219,484. Current maturities of long term debt due in 2002 was $500,000, exclusive of the "warehouse" line of credit.

At June 30, 2002, we had shareholder equity of approximately $1,641,730. For the period ended June 30, 2002, working capital (current assets less current liabilities) decreased to $1,297,812, primarily as a result of a significant decrease in cash and mortgage loans held for sale offset by a decrease in the warehouse line of credit.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company, in its normal course of business, is exposed to interest rate changes as they relate to real estate mortgage loans and the effect of such mortgage rate changes. Additionally, the Company's cash equivalents and short-term investments, if any, generally bear variable interest rates. Changes in the market rates of interest on short term investments will affect the interest earned by the Company. Since the Company does not rely on its interest earnings on short-term investments to fund working capital needs, changes in these interest rates will not have an impact on the Company's results of operations or working capital position.

                                     PART II
                                OTHER INFORMATION

Item 5.   Other Information.

In early 2002, the Company completed negotiations with one of its principal shareholders for the purchase of all of the shares of common stock of the Company owned by such shareholder. In order to consummate this transaction, EWM entered into a Credit Agreement with Mellon United National Bank (the "Bank"), dated April 19, 2002, whereby EWM borrowed $3 million from the Bank (the "Loan") to be used for the purchase of such shares. The Credit Agreement is attached to this report as Exhibit 10.1 and incorporated herein by reference. The stock purchase transaction, which had previously been authorized by the Board of Directors of the Company, was evidenced by a Stock Purchase Agreement, dated as of January 10, 2002, by and among Charles Manni, the Company and EWM (the "Stock Purchase"). The Stock Purchase Agreement is attached to this report as Exhibit
10.2 and incorporated herein by reference. The Stock Purchase transaction was closed on May 16, 2002.

On April 18, 2002, the Company purchased 39,700 shares of its common stock from James E. Newmeyer, a director of the Company. This transaction was evidenced by a stock purchase agreement which is attached to this report as Exhibit 10.3 and incorporated herein by reference.

In connection with the Loan, Ronald A. Shuffield and Allen C. Harper, entered into new employment agreements with the Company on April 19, 2002. These employment agreements supersede all prior agreements relating to the employment of Messrs. Shuffield and Harper with the Company. The agreements have an initial two- year term, with an option for each employee to extend for an additional two-year period. Mr. Shuffield's agreement provides for his employment as President of the Company and EWM at a base salary of $500,000 per year with a bonus of up to 5.0% of the Company's pre-tax net income. Mr. Harper's agreement provides for his employment as Chairman and Chief Executive Officer of the Company and EWM at a base salary of $150,000 per year with a bonus of up to 5.0% of the Company's pre-tax net income. Each of the employment agreements provide that the base salary shall be increased at least 3.0% per year during the term of the agreement. The Company also pays for disability and life insurance for both Messrs. Harper and Shuffield and provides each with full medical and health insurance coverage, a 401(K) plan and an automobile. The employment agreements also contain two-year non-compete provisions. The employment agreements for Messrs. Shuffield and Harper are attached to this report as Exhibits 10.4 and 10.5, respectively, and are incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          Exhibit No.    Exhibit

          10.1 Credit Agreement, dated as of April 19, 2002, by and between Esslinger-Wooten-Maxwell, Inc. and Mellon United National Bank

          10.2 Stock Purchase Agreement, dated as of January 10, 2002, by and among Esslinger-Wooten-Maxwell, Inc., First Reserve, Inc. and Charles Manni.

          10.3 Stock Purchase Agreement, dated as April 18, 2002, by and between James Newmeyer and First Reserve, Inc.

          10.4 Employment Agreement, dated as of April 19, 2002, by and between First Reserve, Inc. and Ronald A. Shuffield.

          10.5 Employment Agreement, dated as of April 19, 2002, by and between First Reserve, Inc. and Allen C. Harper.

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002                        FIRST RESERVE, INC.

                                             By:  /s/ Ronald A. Shuffield
                                                  Ronald A. Shuffield,
                                                  President and Principal
                                                  Financial Officer

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                     (Unaudited)
                                                       June 30,             December 31,
                                                         2002                   2001
                                                     -----------             -----------
CURRENT ASSETS
     Cash                                            $ 1,792,087             $ 2,333,012
     Receivables                                         675,467                 409,551
     Mortgage loans held for sale                      2,219,484               3,422,025
     Prepaid expenses and other                          187,134                 167,160
                                                     -----------             -----------


         Total current assets                          4,874,172               6,331,748
                                                     -----------             -----------


PROPERTY AND EQUIPMENT
     Land                                                190,571                       -
     Building                                            829,097                       -
     Furniture and fixtures                            1,406,655               1,378,055
     Office equipment                                    980,187                 921,348
     Transportation equipment                             20,000                  20,000
     Leasehold improvements                              781,030                 779,830
     Equipment held under capital leases                  35,730                  35,730
                                                     -----------             -----------
                                                       4,243,270               3,134,963


     Less accumulated depreciation                    (1,436,286)             (1,249,088)
                                                     -----------             -----------


         Net property and equipment                    2,806,984               1,885,875
                                                     -----------             -----------


OTHER ASSETS
     Goodwill, net                                     1,376,122               1,224,922
     Deposits and other                                  169,727                 245,219
                                                     -----------             -----------


         Total other assets                            1,545,849               1,470,141
                                                     -----------             -----------


         Total assets                                $ 9,227,005             $ 9,687,764
                                                     ===========             ===========

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            (Unaudited)
                                                                              June 30,        December 31,
                                                                                2002              2001
                                                                            ------------      ------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                      $   446,824       $  331,127
  Income tax payable                                                             356,771           59,861
  Deferred mortgage fee income                                                    54,361           64,296
  Reserves on deposit                                                             13,424           10,414
  Warehouse line of credit - bank                                              2,196,456        3,377,379
  Current portion of obligations under capital leases                              8,524            8,049
  Current maturities of long-term debt                                           500,000          400,000
                                                                             -----------       ----------

           Total current liabilities                                           3,576,360        4,251,126
                                                                             -----------       ----------
LONG-TERM LIABILITIES
  Obligations under capital leases                                                 5,544            9,238
  Notes payable                                                                3,900,000          500,000
  Deferred tax liability                                                         103,369           63,022
                                                                             -----------       ----------
           Total long-term liabilities                                         4,008,913          572,260
                                                                             -----------       ----------

           Total liabilities                                                   7,585,273        4,823,386
                                                                             -----------       ----------
STOCKHOLDERS' EQUITY
  Common stock, no par value, 100,000,000 authorized shares, 7,027,050 and 6,915,050 shares issued or issuable at June 30, 2002 and
   December 31, 2001, and 6,547,350 and 6,475,050 outstanding at June
   30, 2002 and December 31, 2001, respectively                                6,290,507        6,139,307
  Retained earnings (accumulated deficit)                                        248,820         (680,929)
  Less treasury stock, 479,700 and 440,000 common shares, no par
   value, at cost at June 30, 2002 and December 31, 2001, respectively          (647,595)        (594,000)
                                                                             -----------       ----------
                                                                               5,891,732        4,864,378
  Less 2,160,001 common shares held by a consolidated subsidiary              (4,250,000)            -
                                                                             -----------       ----------

           Total stockholders' equity                                          1,641,732        4,864,378
                                                                             -----------       ----------

           Total liabilities and stockholders' equity                        $ 9,227,005       $9,687,764
                                                                             ===========       ==========

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             AND ACCUMULATED DEFICIT

                                                                        (Unaudited)          (Unaudited)
                                                                         Six-month            Six-month
                                                                        period ended         period ended
                                                                       June 30, 2002        June 30, 2001
                                                                       -------------        -------------
REVENUES
     Real estate management and brokerage                                $23,586,522         $18,772,084
     Mortgage                                                                896,963             955,267
     Title fees                                                              797,291             695,713
     Insurance                                                                12,191               6,418
                                                                       -------------        ------------

                Total revenues                                            25,292,967          20,429,482
                                                                       -------------        ------------

COSTS AND EXPENSES
     Commissions, fees, and other incentives:
         Real estate                                                      16,428,582          13,010,179
         Mortgage                                                            356,718             330,765
         Title                                                               256,977             212,883
         Insurance                                                                 -                   -
     General and administrative expenses                                   6,758,275           5,625,729
     Depreciation and amortization                                           203,689             199,046
                                                                       -------------        ------------

                Total costs and expenses                                  24,004,241          19,378,602
                                                                       -------------        ------------

                Income from operations before income
                   taxes and other income and expenses                     1,288,726           1,050,880
                                                                       -------------        ------------


OTHER INCOME AND (EXPENSE)
     Interest income                                                          75,007              91,408
     Interest expense                                                       (104,721)            (85,838)
     Other income                                                            232,632              45,398
     Loss on disposition of property and equipment                                 -              (4,715)
                                                                       -------------        ------------
                Total other income and (expense)                             202,918              46,253
                                                                       -------------        ------------

                Income before income taxes                                 1,491,644           1,097,133

PROVISION FOR INCOME TAX                                                     561,895             375,695
                                                                       -------------        -------------

                Net income                                                   929,749             721,438

ACCUMULATED DEFICIT, beginning of period                                    (680,929)         (1,869,309)
                                                                       -------------        ------------


RETAINED EARNINGS (ACCUMULATED DEFICIT),
     end of period                                                       $   248,820         $(1,147,871)
                                                                       =============        ============
BASIC EARNINGS PER COMMON SHARE                                          $      0.16                0.11
                                                                       =============        ============
WEIGHTED AVERAGE COMMON SHARES                                             5,831,148           6,693,759
                                                                       =============        ============
DILUTED EARNINGS PER COMMON SHARE                                        $      0.16         $      0.11
                                                                       =============        ============

WEIGHTED AVERAGE DILUTED COMMON SHARES                                     5,909,927           6,693,759
                                                                       =============        ============

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             AND ACCUMULATED DEFICIT


                                                            (Unaudited)         (Unaudited)
                                                           Three-month         Three-month
                                                           period ended        period ended
                                                          June 30, 2002        June 30, 2001
                                                          -------------        -------------
REVENUES
     Real estate management and brokerage                  $ 13,816,524        $  9,996,193
     Mortgage                                                   509,894             504,239
     Title fees                                                 478,748             414,168
     Insurance                                                    5,731               2,462
                                                           ------------        ------------
                Total revenues                               14,810,897          10,917,062
                                                           ------------        ------------
COSTS AND EXPENSES
     Commissions, fees, and other incentives:
         Real estate                                          9,618,262           6,793,861
         Mortgage                                               207,558             184,665
         Title                                                  148,499             129,611
         Insurance                                                    -                   -
     General and administrative expenses                      3,568,000           2,852,399
     Depreciation and amortization                              107,462             103,329
                                                           ------------        ------------
                Total costs and expenses                     13,649,781          10,063,865
                                                           ============        ============

                Income from operations before income
                   taxes and other income and expenses        1,161,116             853,197
                                                           ============        ============

OTHER INCOME AND (EXPENSE)
     Interest income                                             35,419              53,701
     Interest expense                                           (56,244)            (49,313)
     Other income                                               154,752              29,698
                                                           ------------        ------------
                Total other income and (expense)                133,927              34,086
                                                           ------------        ------------
                Income before income taxes                    1,295,043             887,283

PROVISION FOR INCOME TAX                                        467,318             337,721
                                                           ------------        ------------

                Net income                                      827,725             549,562

ACCUMULATED DEFICIT, beginning of period                       (578,905)         (1,697,433)
                                                           ------------        ------------

RETAINED EARNINGS (ACCUMULATED DEFICIT),
     end of period                                         $    248,820        $ (1,147,871)
                                                           ============        ============
BASIC EARNINGS PER COMMON SHARE                            $       0.16        $       0.08
                                                           ============        ============
WEIGHTED AVERAGE COMMON SHARES                                5,083,554           6,693,759
                                                           ============        ============
DILUTED EARNINGS PER COMMON SHARE                          $       0.16        $       0.08
                                                           ============        ============
WEIGHTED AVERAGE DILUTED COMMON SHARES                        5,242,655           6,693,759
                                                           ============        ============

The accompanying notes to the condensed consolidated financial statements are an intergal part of these statements.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                          (Unaudited)            (Unaudited)
                                                                           Six-month              Six-month
                                                                          period ended           period ended
                                                                         June 30, 2002          June 30, 2001
                                                                         -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers                                        $ 25,252,758           $ 20,488,747
     Interest received                                                         75,007                 91,408
     Interest paid                                                           (104,721)               (85,838)
     Cash paid to suppliers and employees                                 (23,699,131)           (19,085,016)
     Receipts from (payments to borrowers)                                  1,202,541                 86,906
     Settlements paid                                                               -               (422,691)
     Income taxes paid                                                       (224,638)               (22,000)
                                                                         ------------           ------------

              Net cash provided by operating activities                     2,501,816              1,051,516
                                                                         ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Advances) repayments to employees                                        (5,698)                12,500
     Net decrease in deposits                                                  80,501                  4,740
     Purchases of property and equipment                                   (1,108,307)              (150,964)
                                                                         ------------           ------------

             Net cash used in investing activities                         (1,033,504)              (133,724)
                                                                         ------------           ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                               3,500,000                      -
     (Pay downs) net proceeds from warehouse line of credit                (1,180,923)                52,996
     Payment of capital lease obligation                                       (3,219)                (3,385)
     Cash paid for loan acquisition cost                                      (21,500)
     Acquisition of treasury stock                                            (53,595)               (33,750)
     Subsidiary's acquisition of the parent's common stock                 (4,250,000)                     -
                                                                         -------------          ------------

              Net cash (used in) provided by financing activities          (2,009,237)                15,861
                                                                         ------------           ------------

              Net (decrease) increase in cash                                (540,925)               933,653

CASH, beginning of period                                                   2,333,012                881,258
                                                                         ------------           ------------

CASH, end of period                                                      $  1,792,087           $  1,814,911
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

                      FIRST RESERVE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                    (Unaudited)     (Unaudited)
                                                                                    Six-month        Six-month
                                                                                   period ended     period ended
                                                                                  June 30, 2002    June 30, 2001
                                                                                  -------------    -------------
RECONCILIATION OF NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
         Net income                                                                $  929,749       $  721,438
         Adjustment to reconcile net income to net
            cash provided by operating activities:
              Depreciation                                                            187,198          151,687
              Amortization                                                             16,491           47,359
              Bad debt on other receivables                                            37,435                -
              Loss of property and equipment                                                -            4,715
              (Increase) decrease in accounts receivable                             (265,916)          84,797
              Decrease in mortgage loans held for sale                              1,202,541          195,266
              (Increase) decrease in prepaid expenses and other assets                (51,711)           1,422
              Increase (decrease) in reserves on deposit                                3,010          (53,312)
              Increase (decrease) in accounts payable and accrued expenses            115,697         (316,959)
              Decrease in bank overdraft                                                    -         (108,360)
              Decrease in deferred mortgage fee income                                 (9,935)          (9,481)
              Increase in income tax payable                                          296,910          307,671
              Increase in deferred tax liability                                       40,347           25,273
                                                                                  -----------      -----------

                       Net cash provided by operating activities                   $2,501,816       $1,051,516
                                                                                  -----------      -----------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
As further discussed in Notes 3 and 10, as part of the acquisition of Ross & Associates, the Company held 112,000 shares in escrow as "contingent" shares, pending the sole shareholder of Ross meeting the requirements set forth in the purchase agreement. The sole shareholder of Ross has met the requirements in the purchase agreement, but the shares have not been issued. As a result, for the six-month period ended June 30, 2002, the Company deemed these shares issuable and increased common stock and goodwill by $151,200.


The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
         The accompanying condensed consolidated financial statements include the accounts of First Reserve, Inc. and its wholly-owned subsidiaries, Esslinger, Wooten & Maxwell, Inc. ("EWM"), First Reserve Realty, Inc. ("FRRI'), First Reserve Management, Inc., First Reserve Equities, Inc., Embassy Financial Services, Inc. ("Embassy"), Columbia Title of Florida, Inc. ("Columbia"), and First Reserve Insurance, Inc., (collectively the "Company").

         In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of First Reserve, Inc. and Subsidiaries (the "Company"), as of June 30, 2002, and the results of their operations and cash flows for the periods then ended. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-Q and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company's Form 10-K annual report for 2001 filed with the Securities and Exchange Commission.

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

NOTE 3 - BUSINESS COMBINATIONS
         On September 1, 2000, EWM acquired substantially all the assets of Ross & Associates, Inc. ("Ross") in a business combination accounted for as a purchase. Ross was primarily engaged in the same activity as EWM. Under the terms of the agreement, Ross's sole shareholder received 138,000 shares of common stock of the Company on the date of the acquisition. An additional 112,000 "contingent" shares of common stock of the Company were to be issued pending future gross commission income that will be generated by the former shareholder of Ross between January 1, 2001 to December 31, 2001. Based on a recent private offering of the Company's stock, the fair value of the Company's share price on the acquisition date was $1.35 per share. At June 30, 2002, the former shareholder of Ross had met the gross commission requirement; accordingly, these shares of stock are issuable. As further discussed in Note 10, an additional 112,000 shares of common stock of the Company were recorded as goodwill in the amount of $151,200 during the six-month period ended June 30, 2002. The total cost of the Ross acquisition was $337,500.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  4 -  CASH HELD IN TRUST
           The Company maintains separately designated trust accounts for home buyers earnest money, property owners, tenants, and other third parties. The Company holds such funds until sold properties are closed and leases have expired. Funds are disbursed in accordance with the settlement instructions or rental management agreements. These funds are not recorded in the Company's financial statements as they are held in a fiduciary capacity. At June 30, 2002, the Company held approximately $6,775,000 of funds in trust.

NOTE  5 -  GOODWILL AND OTHER INTANGIBLE ASSETS AND RELATED ADOPTION OF SFAS
           NO. 142
           Effective January 1, 2002, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and other intangible assets. Under this standard, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to an annual impairment test. The Company will perform its annual impairment review during the second quarter of each year commencing in the second quarter of 2002. Under FAS 142, goodwill impairment is deemed to exist if the net book value of the reporting unit exceeds its estimated fair value. The Company's reporting units are generally consistant with the operating segments identified in Note 12 - Business Segment Information. The Company completed the annual impairment analysis for the real estate management and brokerage and title company segments, and determined that there was no goodwill impairment. The Company will routinely perform a detailed valuation analysis in connection with the application of this statement, which may result in future charges.

           As of June 30, 2002 and December 31, 2001, the Company's intangible assets and related accumulated amortization consisted of the following:

           Intangible assets not subject to amortization for periods after January 1, 2002:

                                            June 30, 2002                                December 31, 2001
                             --------------------------------------------------------------------------------------------
                                              Accumulated                                   Accumulated
                                 Gross       Amortization        Net           Gross       Amortization         Net
                             --------------------------------------------------------------------------------------------
           Goodwill          $ 1,591,415      $(215,293)     $1,376,122      $1,440,215      $(215,293)      $1,224,922

           Intangible assets subject to amortization:

           Non-compete
            agreement        $    97,925      $ (35,906)     $   62,019      $   97,925        (26,113)      $   71,812
           Other                  88,493        (52,874)         35,619          66,993        (46,175)          20,818
                             -----------      ---------      ----------      ----------      ---------       ----------
           Total             $   186,418      $ (88,780)     $   97,638      $  164,918      $ (72,288)      $   92,630
                             ===========      =========      ==========      ==========      =========       ===========

          Intangible assets subject to amortization are included on the balance sheet as a component of Deposits and other assets.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS AND RELATED ADOPTION OF SFAS NO. 142 (CONTINUED)
         The following table sets forth reported net income and earnings per share, as adjusted to exclude goodwill amortization expense:

                                                                       Six-month              Six-month
                                                                      period ended           period ended
                                                                      June 30, 2002          June 30, 2001
                                                                      -------------          -------------
                       Net income, as reported                         $ 929,749              $ 721,438
                       Goodwill amortization, net of tax                       -                 19,253
                                                                       ---------              ---------

                           Net income, as adjusted                     $ 929,749              $ 740,691
                                                                       =========              =========

                  Basic earnings per share:
                       Net income, as reported                         $    0.16              $    0.11
                       Goodwill amortization, net of tax                       -                      -
                                                                       ---------              ---------


                           Net income, as adjusted                     $    0.16              $    0.11
                                                                       =========              =========

                  Diluted earnings per share:
                       Net income, as reported                         $    0.16              $    0.11
                       Goodwill amortization, net of tax                       -                      -
                                                                       ---------              ---------


                           Net income, as adjusted                     $    0.16              $    0.11
                                                                       =========              =========

                                                                      Three-month            Three-month
                                                                      period ended           period ended
                                                                     June 30, 2002          June 30, 2001
                                                                     -------------          -------------
                       Net income, as reported                         $ 827,725              $ 549,562
                       Goodwill amortization, net of tax                       -                  3,818
                                                                       ---------              ---------

                           Net income, as adjusted                     $ 827,725              $ 553,380
                                                                       =========              =========

                  Basic earnings per share:
                       Net income, as reported                         $    0.16              $    0.08
                       Goodwill amortization, net of tax                       -                      -
                                                                       ---------              ---------

                           Net income, as adjusted                     $    0.16              $    0.08
                                                                       =========              =========

                  Diluted earnings per share:
                       Net income, as reported                         $    0.16              $    0.08
                       Goodwill amortization, net of tax                       -                      -
                                                                       ---------              ---------

                           Net income, as adjusted                     $    0.16              $    0.08
                                                                       =========              =========

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 6 - MORTGAGE PAYABLE
         On January 18, 2002, EWM acquired commercial real estate located in Key Biscayne, Florida to be used as an office by EWM for approximately $990,000. EWM obtained a mortgage loan to acquire this real estate from an unrelated third party in the amount of $500,000. The loan bears interest at 7.5% for the first year. After the first year, interest is at the Wall Street Journal prime rate with a 12% ceiling and a 7.5% floor. The loan is payable in monthly installments of interest-only and the principal is due on February 18, 2007. In addition to this mortgage loan, First Reserve's existing $400,000 loan was changed to a mortgage loan secured by this real estate. The new mortgage loan bears interest at 7.5% for the first year. After the first year, interest is at the Wall Street Journal prime rate with a 12% ceiling and a 7.5% floor. The loan is payable in monthly installments of interest-only and the principal is due on February 18, 2007.

NOTE 7 - NOTE PAYABLE
         EWM obtained a $3,000,000 loan from a financial institution as part of the acquisition of its parent company's common stock, (see Note 9). The loan bears interest at prime, plus 1% per annum. The loan is payable in monthly installments of $25,000 principal plus interest. The loan, including any unpaid principal, matures in April 2004. EWM must pay additional interest of 2% per annum of any unpaid principal balance from the closing date until the loan is paid in full. The loan can be prepaid early and is secured by this common stock and EWM's assets, as well as the common stock of First Reserve that is owned by the Company's two largest shareholders. Additionally, the loan is personally guaranteed by one of these shareholders.

NOTE 8 - COMMITMENTS
         In February 2002, EWM entered into an exclusive marketing and sales management agreement with a Miami Beach developer to sell-off the remaining unit inventory of two luxury beach-front condominium buildings in Miami Beach. The agreement is for a twelve-month period or until all the units are sold, whichever comes first, but in no event prior to the payoff by the developer of its bank's construction loan. Under the terms of the agreement, EWM will become the exclusive agent for the buildings, will staff and support the buildings' sales center, and provide other marketing and advertising services.

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

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8 -  COMMITMENTS (CONTINUED)
          On April 19, 2002, the Company entered into new employment agreements with two executives. These new agreements supersede the previous agreements, which were to expire in 2003. The new agreements provide for base salaries to be increased annually by a minimum of 3%, plus benefits. The executives are also entitled to a 5% bonus of the Company's "pre-tax net income," as defined in the agreement, which may be up to 50% of the executives' salary. The terms of the contracts are for two years expiring in April 2004, with the option of the executives to extend employment for an additional two years. In the event of termination without cause or change in control (as defined in the agreement), the Company must pay the executives severance compensation for a period of two years (or the remainder of the executives' term if shorter) plus benefits.

NOTE 9 -  STOCKHOLDERS' EQUITY
          On April 26, 2002, EWM acquired 1,778,825 shares of common stock of First Reserve, Inc. (its parent company) from a majority shareholder for $3,500,000. EWM also agreed to purchase an additional 127,059 shares for $250,000 in cash within 30 days of the original purchase date. In addition, EWM agreed to purchase the remaining shares owned by this stockholder, 254,117 shares for $500,000 in cash on or prior to June 30, 2002. The total purchase price of these shares through June 30, 2002 was $4,250,000 or $1.97 per common share. EWM's investment in the parent company is presented in the financial statements as a reduction of stockholders' equity. As part of the agreement, the 1,000,000 stock warrants previously issued to this stockholder were cancelled.

          Under the new agreement, the former stockholder has the option to purchase, on or before June 30, 2007, up to 5% of the then-outstanding shares of common stock of the Company at a purchase price equal to 90% of the fair market value of the shares.

NOTE 10 - CONTINGENT SHARES
          Under the terms of the September 1, 2000 asset acquisition agreement between EWM and Ross, the sole shareholder of Ross would receive an additional 112,000 "contingent" shares of common stock of the Company, pending future gross commission income to be generated by the sole shareholder of Ross over a 12-month "review" period, beginning January 1, 2001. At June 30, 2002, the former shareholder of Ross had met the gross commission income requirements stated in the agreement. These shares have not yet been issued by the Company, however, with all the conditions set forth in the purchase agreement having been met, these shares are deemed issuable.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 10 - CONTINGENT SHARES (CONTINUED)
          As a result, the Company recorded common stock and goodwill in the amount of $151,200 or $1.35 per share, which was the fair value per share at the time the conditions were met. These shares are included in the basic earnings per share calculation.

NOTE 11 - EARNINGS PER SHARE
          Basic earnings per share ("EPS") was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS was determined on the assumption that the contingent shares were increased at the beginning of the period, or at time of issuance, if later.

          The following is the calculation of earnings per share:

                                                                             Six-month         Six-month
                                                                            period ended      period ended
                                                                            June 30, 2002     June 30, 2001
                                                                            -------------     -------------
          Basic earnings per common share:
            Numerator
              Net income before extraordinary items applicable to
                  common stockholders                                       $  929,749        $   721,438
              Extraordinary items, net                                               -                  -
                                                                            ----------        -----------
              Income applicable to common stockholders                      $  929,749        $   721,438
                                                                            ==========        ===========

            Denominator
              Weighted average common shares                                 5,831,148          6,693,759
                                                                            ----------        -----------
              Basic EPS                                                     $     0.16        $      0.11
                                                                            ==========        ===========

                                                                             Six-month         Six-month
                                                                            period ended      period ended
                                                                            June 30, 2002     June 30, 2001
                                                                            -------------     -------------
          Diluted earnings per common share:
            Numerator
              Net income before extraordinary items applicable to
                  common stockholders                                       $  929,749        $   721,438
              Extraordinary items, net                                               -                  -
                                                                            ----------        -----------
              Income applicable to common stockholders                      $  929,749        $   721,438
                                                                            ==========        ===========

            Denominator
              Weighted average common shares                                 5,831,148          6,693,759
              Contingent shares                                                 78,779                  -
                                                                            ----------        -----------
                                                                             5,909,927          6,693,759
                                                                            ----------        -----------
              Diluted EPS                                                   $     0.16        $      0.11
                                                                            ==========        ===========

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 11 -  EARNINGS PER SHARE (CONTINUED)

                                                                              Three-month       Three-month
                                                                              period ended      period ended
                                                                             June 30, 2002     June 30, 2001
                                                                             -------------     -------------
          Basic earnings per common share:
              Numerator
                 Net income before extraordinary items applicable to
                    common stockholders                                        $  827,725       $  549,562

                 Extraordinary items, net                                               -                -
                                                                               ----------       ----------
                 Income applicable to common stockholders                      $  827,725       $  549,562
                                                                               ==========       ==========

              Denominator
                 Weighted average common shares                                 5,083,554        6,693,759
                                                                               ----------       ----------
                 Basic EPS                                                     $     0.16       $     0.08
                                                                               ==========       ==========

          Diluted earnings per common share:
              Numerator
                 Net income before extraordinary items applicable to
                    common stockholders                                        $  827,725       $  549,562
                 Extraordinary items, net                                               -                -
                                                                               ----------       -----------
                 Income applicable to common stockholders                      $  827,725       $  549,562
                                                                               ==========       ===========


                                                                               Three-month       Three-month
                                                                               period ended     period ended
                                                                              June 30, 2002    June 30, 2001
                                                                              -------------    -------------
          Denominator
                 Weighted average common shares                                 5,083,554         6,693,759
                 Contingent shares                                                159,101                 -
                                                                               ----------       -----------
                                                                                5,242,655         6,693,759
                                                                               ----------       -----------
                 Diluted EPS                                                   $     0.16       $      0.08
                                                                               ==========       ===========

           For the six-month period ended June 30, 2001, warrants to purchase 500,000 shares of common stock at $2.54 per share, and 500,000 shares of common stock at $2.93 per share, were outstanding but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. As a result of EWM's acquisition of First Reserve's shares, these warrants were cancelled (see Note 9). Under the new agreement, this former shareholder has the option to purchase up to 5% of the outstanding shares of the Company.

           As discussed in Note 9, a former shareholder has the option to purchase, on or before June 30, 2007, up to 5% of the then-outstanding shares of common stock of the Company at a purchase price equal to 90% of the fair market value of the shares. For the six-month period ended June 30, 2002, this option amounted to 219,367 shares of common stock at $1.77 per share, which is included in the computation of diluted EPS.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE  12 -  BUSINESS SEGMENT INFORMATION

            The Company's operations are principally managed on a product services basis and are comprised of five reportable segments:
            Esslinger, Wooten & Maxwell, Inc. ("EWM"), Embassy Financial Services, Inc. ("Embassy"), Columbia Title of Florida, Inc. ("Columbia"), and First Reserve Insurance, Inc. ("FRINS"), and First Reserve, Inc. EWM's product services consist of residential and commercial real estate brokerage, management, and relocation services. Embassy's product services have been in the capacity of a mortgage lender and mortgage broker in the South Florida area, specializing in conventional, FHA, and VA mortgages. Columbia's product has been in the capacity of a title company. FRINS has been in the capacity of insurance broker. First Reserve's capacity has been as a holding Company. Revenue, net income (loss) EBITDA, which is defined as earnings before interest, taxes, depreciation, and amortization, and identifiable assets for these segments are as follows:

                                                 Six-month period ended June 30, 2002
                                                 ------------------------------------

                                Esslinger,       Embassy        Columbia       First
                                 Wooten &       Financial       Title of      Reserve        First
                                 Maxwell,        Services       Florida,     Insurance      Reserve
                                   Inc.            Inc.            Inc.         Inc.          Inc.            Total
                               -----------     ----------       --------     ---------     ---------         ----------
            Revenue            $23,586,522     $  896,963       $797,291      $12,191      $       -        $25,292,967
            EBITDA             $ 1,982,859     $   10,954       $ 12,742      $11,861      $(218,362)       $ 1,800,054
            Net income
             (loss)            $ 1,117,960     $  (41,759)      $ (2,743)     $ 7,398      $(151,107)       $   929,749
            Identifiable
             assets at
             period end        $ 6,239,048     $2,450,637       $291,296      $14,916      $ 231,108        $ 9,227,005

                                                Three-month period ended June 30, 2002
                                                --------------------------------------

                                Esslinger,       Embassy        Columbia       First
                                 Wooten &       Financial       Title of      Reserve         First
                                 Maxwell,        Services       Florida,     Insurance       Reserve
                                   Inc.            Inc.            Inc.          Inc.          Inc.            Total
                               -----------     ----------       --------     ---------     ---------         ---------
            Revenue            $13,816,524     $  509,894       $478,748      $ 5,731      $       -        $14,810,897
            EBITDA             $ 1,459,215     $   40,919       $ 68,792      $ 5,403      $(115,580)       $ 1,458,749
            Net income
             (loss)            $   861,948     $    2,729       $ 37,370      $ 3,370      $ (77,692)       $   827,725
            Identifiable
             assets at
             period end        $ 6,239,048     $2,450,637       $291,296      $14,916      $ 231,108        $ 9,227,005

                                                 Six-month period ended June 30, 2001
                                                 ------------------------------------

                                Esslinger,       Embassy        Columbia       First
                                 Wooten &       Financial       Title of      Reserve        First
                                 Maxwell,        Services       Florida,     Insurance      Reserve
                                   Inc.            Inc.            Inc.         Inc.         Inc.            Total
                                ----------     ----------       --------     ---------     ---------         --------
            Revenue            $18,772,084     $  955,267       $695,713      $ 6,418      $       -        $20,429,482
            EBITDA             $ 1,297,286     $  125,120       $ 69,048      $ 4,318      $(113,755)       $ 1,382,017
            Net income
             (loss)            $   620,280     $   38,804       $109,842      $ 2,442      $ (49,930)       $   721,438
            Identifiable
             assets at
             period end        $ 5,185,466     $2,377,237       $358,118      $ 9,158      $ 172,982        $ 8,102,961

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE  12 -  BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                Three-month period ended June 30, 2001
                                                --------------------------------------

                                Esslinger,       Embassy       Columbia      First
                                 Wooten &       Financial      Title of     Reserve        First
                                 Maxwell,        Services      Florida,    Insurance      Reserve
                                   Inc.            Inc.          Inc.         Inc.         Inc.            Total
                                ---------       ----------    ---------    ---------     ----------       ---------
            Revenue             $9,996,193      $  504,239     $414,168     $2,462       $      -        $10,917,062
            EBITDA              $  964,382      $   55,987     $ 71,455     $  383       $(52,282)       $ 1,039,925
            Net income
             (loss)             $  476,946      $      238     $ 86,864     $ (533)      $(13,953)       $   549,562
            Identifiable
             assets at
             period end         $5,185,466      $2,377,237     $358,118     $9,158       $172,982        $ 8,102,961

NOTE 13 -   REGULATORY MATTERS

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

NOTE 14 -   RECLASSIFICATIONS
            Certain prior year balances have been reclassified to conform with the current period's presentation

Exhibit Index

Exhibit No.      Exhibit

10.1 Credit Agreement, dated as of April 19, 2002, by and between Esslinger-Wooten-Maxwell, Inc. and Mellon United National Bank.

10.2 Stock Purchase Agreement, dated as of January 10, 2002, by and among Esslinger-Wooten-Maxwell, Inc., First Reserve, Inc. and Charles Manni.

10.3 Stock Purchase Agreement, dated as April 18, 2002, by and between James Newmeyer and First Reserve, Inc.

10.4 Employment Agreement, dated as of April 19, 2002, by and between First Reserve, Inc. and Ronald A. Shuffield.

10.5 Employment Agreement, dated as of April 19, 2002, by and between First Reserve, Inc. and Allen C. Harper.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002