Form 10QSB
period 2002-09-30
FIRST RESERVE INC
filed 2002-11-13
CIK 1060846

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2002

[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ______________ to _____________

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

     Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ] No

     As of September 30, 2002, 6,547,350 shares of the Registrant's Common Stock, no par value per share, were outstanding.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                                          Page
                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements                                                           1

             Condensed Consolidated Balance Sheets
             September 30, 2002 and December 31, 2001

             Condensed Consolidated Statements of Income and Retained Earnings
             (Accumulated Deficit)
             Nine months Ended September 30, 2002 and September 30, 2001

             Condensed Consolidated Statements of Income and Retained Earnings
             (Accumulated Deficit)
             Three Months Ended September 30, 2002 and September 30, 2001

             Condensed Consolidated Statements of Cash Flows
             Three Months Ended September 30, 2002 and September 30, 2001

             Notes to Condensed Consolidated Financial Statements

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                            1

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                     4


                           PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                               4

Signatures                                                                                  5

Certifications                                                                              6

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements.

Immediately following the signature page in this Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with our Condensed Consolidated Financial Statements, as of September 30, 2002, and the related notes to the Condensed Consolidated Financial Statements, along with our Consolidated Financial Statements as of December 31, 2001 and September 30, 2001, and the related Notes to Consolidated Financial Statements. Our Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to our continuing operations.

Comparison of Three Month Period Ended September 30, 2002 and 2001

Results of Operations

Revenues. Our revenues increased approximately 13.2% for the three-month period ended September 30, 2002, over those for the three-month period ended September 30, 2001. The percentage increase resulted from the following sources: (i) the operations of our new real estate offices in Coconut Grove and Las Olas/Ft. Lauderdale opened during 2001; (ii) new condominium development sales; (iii) the operations of our existing sales offices; and (iv) mortgage, insurance and title company operations.

Operating Expenses. Operating expenses increased to approximately $11.9 million for the three-month period ended September 30, 2002 versus $10.5 million for the three-month period ended September 30, 2001. The significant components of our operating expenses are: (i) commissions to sales people; (ii) officer and staff salaries; (iii) office rental costs; (iv) advertising expenses; (v) promotional expenses and; (vi) insurance. Our operating expenses also increased as a result of the costs incurred by the Company in connection with the expansion of our Las Olas/Ft. Lauderdale, Key Biscayne and Miami Beach sales offices.

Interest. Interest income decreased from $61,343 for the three-month period ended September 30, 2001 to $48,628 for the three-month period ended September 30, 2002, primarily due to decreased cash balances and lower applicable interest rates.

Net Income. We had net income of $494,711 for the three-month period ended September 30, 2002 as compared to net income of $388,373 for the three-month period ended September 30, 2001. This increase was primarily due to an increase in revenues from sales commissions.

Comparison of Nine month Period Ended September 30, 2002 and 2001

Results of Operations

Revenues. Our revenues increased approximately 20.1% for the nine-month period ended September 30, 2002, over those for the nine-month period ended September 30, 2001. The percentage increase resulted from the following sources: (i) the operations of our new real estate offices in Coconut Grove and Las Olas/Ft. Lauderdale opened during 2001; (ii) new condominium development sales; (iii) the operations of our existing sales offices; and (iv) mortgage, insurance and title company operations.

Operating Expenses. Operating expenses increased to approximately $35.9 million for the nine-month period ended September 30, 2002 versus $29.9 million for the nine-month period ended September 30, 2001. The significant components of our operating expenses are: (i) commissions to sales people; (ii) officer and staff salaries; (iii) office rental costs; (iv) advertising expenses; (v) promotional expenses and; (vi) insurance. Our operating expenses also increased as a result of the costs incurred by the Company in connection with the opening of its Las Olas/Ft. Lauderdale and Coconut Grove sales offices and for additional office space leased in Miami Beach, and for depreciation related to a new office on Key Biscayne which was purchased in January 2002.

Interest. Interest income decreased from $152,751 for the nine-month period ended September 30, 2001 to $123,635 for the nine-month period ended September 30, 2002, primarily due to decreased cash balances and lower applicable interest rates.

Net Income. We had a net income of $1,424,460 for the nine-month period ended September 30, 2002 as compared to a net income of $1,109,811 for the nine-month period ended September 30, 2001. This increase was primarily due to an increase in revenues from sales commissions.

Liquidity and Capital Resources

Cash provided by operating activities was approximately $1.6 million for the nine-month period ended September 30, 2002. This was primarily due to the increase in revenues from sales commissions.

Cash used for investing activities was $1,281,882 for the nine-month period ended September 30, 2002. This was primarily due to the purchase of a new office building in Key Biscayne and other purchases of property and equipment.

Cash used in financing activities was $791,676 for the nine-month period ended September 30, 2002, principally due to our subsidiary's acquisition of our common stock offset by an increase in proceeds from borrowings.

At September 30, 2002, we had long-term obligations payable of approximately $3.5 million. We also had a $3.5 million "warehouse" line of credit available to fund loans to be made in connection with the operations of our subsidiary, Embassy Financial Services, Inc. Each "warehouse" loan is fully backed by a permanent "take-out" loan commitment from a national institutional lender in residential financing. As of September 30, 2002, the balance of this "warehouse" line of credit was $3,516,730 with a corresponding asset of "mortgage loans held for sale" of $3,540,642. Current maturities of long term debt due in 2002 was $800,000, exclusive of the "warehouse" line of credit.

At September 30, 2002, we had shareholder equity of $2,136,443. For the period ended September 30, 2002, working capital (current assets less current liabilities) decreased to $1,377,237, primarily as a result of a decrease in cash, an increase in current maturities of long term debt, offset by increases in receivables, prepaid expenses and mortgage loans held for sale.

We anticipate that the expansion of our Las Olas/Ft. Lauderdale, Miami Beach and Key Biscayne offices will continue to increase opportunities to substantially increase our sales. We also anticipate that our mortgage, title and insurance businesses will continue to be profitable for the remainder of 2002 and will contribute to our cash flow and our overall financial performance.

Seasonality

Our operations are principally based on the residential real estate market in South Florida. These markets have historically been seasonal with generally higher sales in the second, third and fourth fiscal quarters. Therefore, the results of any interim period is not necessarily indicative of the results that might be expected during a full fiscal year.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and principal financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

Changes in Internal Controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive and principal financial officers.

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


Date: November 13, 2002                 FIRST RESERVE, INC.

                                        By:   /s/ Ronald A. Shuffield
                                              Ronald A. Shuffield, President and
                                              Principal Financial Officer

                                 CERTIFICATIONS

I, Ronald A. Shuffield, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of First Reserve, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                              /s/ Ronald A. Shuffield
                                                     Ronald A. Shuffield
                                                     President &
                                                     Principal Financial Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the First Reserve, Inc. (the "Company") Quarterly Report on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald A. Shuffield, President and Principal Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

          (i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November 13, 2002          By:  /s/ Ronald A. Shuffield
                                       Ronald A. Shuffield
                                       President and Principal Financial Officer

                             CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001

                              AND DECEMBER 31, 2001

                      FIRST RESERVE, INC. AND SUBSIDIARIES

                              CORAL GABLES, FLORIDA

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      (Unaudited)
                                                      September 30,      December 31,
                                                         2002               2001
                                                      -------------     --------------
CURRENT ASSETS
     Cash                                             $  1,870,789        $ 2,333,012
     Interest-bearing deposit with bank                    100,000                  -
     Receivables                                           830,759            409,551
     Mortgage loans held for sale                        3,540,642          3,422,025
     Prepaid expenses and other                            243,534            167,160
                                                      ------------        -----------

         Total current assets                            6,585,724          6,331,748
                                                      ------------        -----------

PROPERTY AND EQUIPMENT
     Land                                                  190,571                  -
     Building                                              829,097                  -
     Furniture and equipment                             1,449,151          1,378,055
     Office equipment                                    1,003,015            921,348
     Transportation equipment                               20,000             20,000
     Leasehold improvements                                866,641            779,830
     Equipment held under capital leases                    35,730             35,730
                                                      ------------        -----------
                                                         4,394,205          3,134,963

     Less accumulated depreciation                      (1,533,481)        (1,249,088)
                                                      ------------        ------------

         Net property and equipment                      2,860,724          1,885,875
                                                      ------------        -----------


OTHER ASSETS
     Goodwill, net                                       1,376,122          1,224,922
     Deposits and other                                    146,242            245,219
                                                      ------------        -----------


         Total other assets                              1,522,364          1,470,141
                                                      ------------        -----------


         Total assets                                 $ 10,968,812        $ 9,687,764
                                                      ============        ===========

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      (Unaudited)
                                                                                     September 30,       December 31,
                                                                                         2002                 2001
                                                                                     -------------      --------------
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                           $     597,905         $   331,127
     Deferred mortgage fee income                                                           72,236              64,296
     Reserves on deposit                                                                    23,523              10,414
     Warehouse line of credit - bank                                                     3,516,730           3,377,379
     Income tax payable                                                                    189,168              59,861
     Current portion of obligations under capital leases                                     8,925               8,049
     Current maturities of long-term debt                                                  800,000             400,000
                                                                                     -------------         -----------

         Total current liabilities                                                       5,208,487           4,251,126
                                                                                     -------------         -----------

LONG-TERM LIABILITIES
     Obligations under capital leases                                                        2,430               9,238
     Notes payable                                                                       3,500,000             500,000
     Deferred tax liability                                                                121,452              63,022
                                                                                     -------------         -----------

         Total long-term liabilities                                                     3,623,882             572,260
                                                                                     -------------         -----------

         Total liabilities                                                               8,832,369           4,823,386
                                                                                     -------------         -----------

STOCKHOLDERS' EQUITY
     Common stock, no par value, 100,000,000 authorized shares, 7,027,050 and
       6,915,050 shares issued or issuable at September 30, 2002 and December
       31, 2001, respectively, and 6,547,350 and 6,475,050 outstanding at
       September 30, 2002 and December 31, 2001, respectively                            6,290,507           6,139,307
     Retained earnings (accumulated deficit)                                               743,531            (680,929)
     Less treasury stock, 479,700 and 440,000 common shares, no par value, at cost at September 30, 2002 and December 31, 2001,
       respectively                                                                       (647,595)           (594,000)
                                                                                     -------------         -----------
                                                                                         6,386,443           4,864,378

     Less 2,160,001 common shares held by a consolidated subsidiary                     (4,250,000)                  -
                                                                                     -------------         -----------

         Total stockholders' equity                                                      2,136,443           4,864,378
                                                                                     -------------         -----------

         Total liabilities and stockholders' equity                                  $  10,968,812         $ 9,687,764
                                                                                     =============         ===========

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   AND RETAINED EARNINGS (ACCUMULATED DEFICIT)

                                                                                                      (Unaudited)     (Unaudited)
                                                                                                      Nine-month      Nine-month
                                                                                                     period ended    period ended
                                                                                                     September 30,   September 30,
                                                                                                         2002            2001
                                                                                                     ------------    ------------
REVENUES
     Real estate management and brokerage                                                            $ 34,993,117    $ 28,795,300
     Mortgage                                                                                           1,425,889       1,463,638
     Title fees                                                                                         1,391,305       1,236,156
     Insurance                                                                                             22,040          10,617
                                                                                                     ------------    ------------

                Total revenues                                                                         37,832,351      31,505,711
                                                                                                     ------------    ------------
COSTS AND EXPENSES
     Commissions, fees, and other incentives:
         Real estate                                                                                   24,332,277      19,952,839
         Mortgage                                                                                         573,802         509,389
         Title                                                                                            445,800         378,978
         Insurance                                                                                             --              --
     General and administrative expenses                                                               10,190,177       8,751,967
     Depreciation and amortization                                                                        313,609         305,347
                                                                                                     ------------    ------------

                Total costs and expenses                                                               35,855,665      29,898,520
                                                                                                     ------------    ------------
                Income from  operations  before  income  taxes and other income
                  and expenses                                                                          1,976,686       1,607,191
                                                                                                     ------------    ------------

OTHER INCOME AND (EXPENSES)
     Interest income                                                                                      123,635         152,751
     Interest expense                                                                                    (258,469)       (124,465)
     Other income                                                                                         450,783          60,788
     Loss on disposition of property and equipment                                                             --          (4,715)
                                                                                                     ------------    ------------

                Total other income and (expenses)                                                         315,949          84,359
                                                                                                     ------------    ------------

                Income before income taxes                                                              2,292,635       1,691,550

PROVISION FOR INCOME TAX                                                                                  868,175         581,739
                                                                                                     ------------    ------------
                Net income                                                                              1,424,460       1,109,811

ACCUMULATED DEFICIT, beginning of period                                                                 (680,929)     (1,869,309)
                                                                                                     ------------    ------------
RETAINED EARNINGS (ACCUMULATED DEFICIT),
     end of period                                                                                   $    743,531    $   (759,498)
                                                                                                     ============    ============

BASIC EARNINGS PER COMMON SHARE                                                                      $       0.27    $       0.17
                                                                                                     ============    ============

WEIGHTED AVERAGE COMMON SHARES                                                                          5,344,593       6,687,331
                                                                                                     ============    ============

DILUTED EARNINGS PER COMMON SHARE                                                                    $       0.26    $       0.17
                                                                                                     ============    ============

WEIGHTED AVERAGE DILUTED COMMON SHARES                                                                  5,470,750       6,687,331
                                                                                                     ============    ============

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   AND RETAINED EARNINGS (ACCUMULATED DEFICIT)

                                                                                                      (Unaudited)     (Unaudited)
                                                                                                      Three-month      Three-month
                                                                                                     period ended    period ended
                                                                                                     September 30,   September 30,
                                                                                                         2002            2001
                                                                                                     ------------    ------------
REVENUES
     Real estate management and brokerage                                                            $ 11,406,595    $ 10,023,216
     Mortgage                                                                                             528,926         508,371
     Title fees                                                                                           594,014         540,443
     Insurance                                                                                              9,849           4,199
                                                                                                     ------------    ------------

                Total revenues                                                                         12,539,384      11,076,229
                                                                                                     ------------    ------------

COSTS AND EXPENSES
     Commissions, fees, and other incentives:
         Real estate                                                                                    7,903,695       6,942,660
         Mortgage                                                                                         217,084         178,624
         Title                                                                                            188,823         166,095
         Insurance                                                                                             --              --
     General and administrative expenses                                                                3,431,902       3,126,238
     Depreciation and amortization                                                                        109,920         106,301
                                                                                                     ------------    ------------

                Total costs and expenses                                                               11,851,424      10,519,918
                                                                                                     ------------    ------------
                Income from  operations  before  income  taxes and other income
                  and expenses                                                                            687,960         556,311
                                                                                                     ------------    ------------
OTHER INCOME AND (EXPENSE)
     Interest income                                                                                       48,628          61,343
     Interest expense                                                                                    (153,748)        (38,627)
     Other income                                                                                         218,151          15,390
                                                                                                     ------------    ------------

                Total other income and (expense)                                                          113,031          38,106
                                                                                                     ------------    ------------

                Income before income taxes                                                                800,991         594,417

PROVISION FOR INCOME TAX                                                                                  306,280         206,044
                                                                                                     ------------    ------------

                Net income                                                                                494,711         388,373

RETAINED EARNINGS (ACCUMULATED DEFICIT), beginning of period                                              248,820      (1,147,871)
                                                                                                     ------------    ------------

RETAINED EARNINGS (ACCUMULATED DEFICIT),
     end of period                                                                                   $    743,531    $   (759,498)
                                                                                                     ============    ============

BASIC EARNINGS PER COMMON SHARE                                                                      $       0.11    $       0.06
                                                                                                     ============    ============

WEIGHTED AVERAGE COMMON SHARES                                                                          4,387,349       6,685,702
                                                                                                     ============    ============

DILUTED EARNINGS PER COMMON SHARE                                                                    $       0.11    $       0.06
                                                                                                     ============    ============

WEIGHTED AVERAGE DILUTED COMMON SHARES                                                                  4,606,716       6,685,702
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

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                        (Unaudited)              (Unaudited)
                                                                                        Nine-month               Nine-month
                                                                                       period ended             period ended
                                                                                       September 30,            September 30,
                                                                                            2002                     2001
                                                                                       -------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers                                                      $  37,883,136            $ 31,727,505
     Interest received                                                                       123,474                 152,751
     Interest paid                                                                          (220,073)               (124,465)
     Cash paid to suppliers and employees                                                (35,371,147)            (29,641,332)
     Receipts from (payments to borrowers), net                                             (118,617)               (379,819)
     Settlements paid                                                                         (5,000)               (422,691)
     Income taxes paid                                                                      (680,438)                (32,000)
                                                                                       -------------            ------------
         Net cash provided by operating activities                                         1,611,335               1,279,949
                                                                                       -------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Advances to employees                                                                   (13,900)                 (2,500)
     Net decrease (increase) in deposits                                                      91,260                 (39,806)
     Purchases of property and equipment                                                  (1,259,242)               (237,715)
     Purchase of interest-bearing deposit with bank                                         (100,000)                     --
                                                                                       -------------            ------------
         Net cash used in investing activities                                            (1,281,882)               (280,021)
                                                                                       -------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                                              3,500,000                      --
     Proceeds from bank overdraft                                                                 --                  79,118
     Net proceeds from warehouse line of credit                                              139,351                 513,772
     Principal payments on borrowings                                                       (100,000)                     --
     Payment of capital lease obligation                                                      (5,932)                 (5,167)
     Acquisition of treasury stock                                                           (53,595)               (324,000)
     Subsidiary's acquisition of the parent's common stock                                (4,250,000)                     --
     Loan acquisition costs                                                                  (21,500)                     --
                                                                                       -------------            ------------
         Net cash (used in) provided by financing activities                                (791,676)                263,723
                                                                                       -------------            ------------
         Net (decrease) increase in cash                                                    (462,223)              1,263,651
CASH, beginning of period                                                                  2,333,012                 881,258
                                                                                       -------------            ------------
CASH, end of period                                                                    $   1,870,789            $  2,144,909
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

                      FIRST RESERVE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                     (Unaudited)              (Unaudited)
                                                                                     Nine-month               Nine-month
                                                                                    period ended             period ended
                                                                                    September 30,            September 30,
                                                                                         2002                     2001
                                                                                    -------------            -------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
      OPERATING ACTIVITIES:
         Net income                                                                 $ 1,424,460              $ 1,109,811
         Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation                                                              284,393                  234,306
              Amortization                                                               29,216                   71,041
              Bad debt on other receivables                                              37,435                       --
              Loss on disposition of property and equipment                                  --                    4,715
              (Increase) decrease in accounts receivable                               (421,208)                 200,060
              Increase in mortgage loans held for sale                                 (118,617)                (271,459)
              (Increase) decrease in prepaid expenses and other assets                  (99,908)                  33,490
              Increase (decrease) in reserves on deposit                                 13,109                  (38,995)
              Increase  (decrease) in accounts and notes (operating) payable
                  and accrued expenses                                                  266,778                 (491,726)
              Decrease in bank overdraft (operating)                                         --                 (108,360)
              Increase in deferred mortgage fee income                                    7,940                    7,840
              Increase in income tax payable                                            129,307                  492,776
              Increase in deferred tax liability                                         58,430                   36,450
                                                                                    -----------              -----------
                       Net cash provided by operating  activities                   $ 1,611,335              $ 1,279,949
                                                                                    ===========              ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
As further discussed in Notes 3 and 10, as part of the acquisition of Ross & Associates, Inc., the Company held 112,000 shares in escrow as "contingent" shares, pending the sole shareholder of Ross meeting the requirements set forth in the purchase agreement. The sole shareholder of Ross has met the requirement in the purchase agreement, but the shares have not been issued. As a result, for the nine-month period ended September 30, 2002, the Company deemed these shares issuable and increased common stock and goodwill by $151,200.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           The accompanying condensed consolidated financial statements include the accounts of First Reserve, Inc. and its wholly-owned subsidiaries, Esslinger, Wooten & Maxwell, Inc. ("EWM"), First Reserve Realty, Inc. ("FRRI"), Embassy Financial Services, Inc. ("Embassy"), Columbia Title of Florida, Inc. ("Columbia"), and First Reserve Insurance, Inc., (collectively the "Company").

           In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of First Reserve, Inc. and Subsidiaries (the "Company"), as of September 30, 2002, and the results of their operations and cash flows for the periods then ended. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-Q and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company's Form 10-K annual report for 2001 filed with the Securities and Exchange Commission.

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

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  3 -  BUSINESS COMBINATIONS (CONTINUED)
           An additional 112,000 "contingent" shares of common stock of the Company were to be issued pending future gross commission income that will be generated by the former shareholder of Ross between January 1, 2001 to December 31, 2001. Based on a recent private offering of the Company's stock, the fair value of the Company's share price on the acquisition date was $1.35 per share. At September 30, 2002, the former shareholder of Ross had met the gross commission requirement; accordingly, these shares of stock are issuable. As further discussed in Note 10, an additional 112,000 shares of common stock of the Company were recorded as goodwill in the amount of $151,200 during the nine-month period ended September 30, 2002. The total cost of the Ross acquisition was $337,500.

NOTE  4 -  CASH HELD IN TRUST
           The Company maintains separately designated trust accounts for home buyers' earnest money, property owners, tenants, and other third parties. The Company holds such funds until sold properties are closed and leases have expired. Funds are disbursed in accordance with the settlement instructions or rental management agreements. These funds are not recorded in the Company's financial statements as they are held in a fiduciary capacity. At September 30, 2002, the Company held $6,186,301 of funds in trust.

NOTE  5 -  GOODWILL AND OTHER INTANGIBLE ASSETS AND RELATED ADOPTION OF SFAS NO.
           142
           Effective January 1, 2002, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and other intangible assets. Under this standard, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to an annual impairment test. The Company will perform its annual impairment review during the second quarter of each year commencing in the second quarter of 2002. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of the reporting unit exceeds its estimated fair value. The Company's reporting units are generally consistent with the operating segments identified in Note 12 - Business Segment Information. The Company completed the annual impairment analysis for the real estate management and brokerage and title company segments during the second quarter of 2002, and determined that there was no goodwill impairment. The Company will routinely perform a detailed valuation analysis in connection with the application of this statement, which may result in future charges.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  5 -  GOODWILL AND OTHER INTANGIBLE ASSETS AND RELATED ADOPTION OF SFAS NO.
           142 (CONTINUED)

           As of September 30, 2002 and December 31, 2001, the Company's intangible assets and related accumulated amortization consisted of the following:

           Intangible assets not subject to amortization for periods after January 1, 2002:

                                             September 30, 2002                                    December 31, 2001
                              -------------------------------------------------     ----------------------------------------------
                                               Accumulated                                           Accumulated
                                  Gross        Amortization            Net              Gross        Amortization         Net
                              -------------    ------------     ---------------     -------------    ------------    -------------
           Goodwill           $   1,591,415    $   (215,293)     $   1,376,122      $   1,440,215    $   (215,293)    $  1,224,922

           Intangible assets subject to amortization:

           Non-compete
             agreement        $      97,925    $    (40,802)     $      57,123      $      97,925    $    (26,113)    $     71,812
           Other                     88,493         (60,702)            27,791             66,993         (46,175)          20,818
                              -------------    ------------      -------------      -------------    ------------     ------------
           Total              $     186,418    $   (101,504)     $      84,914      $     164,918    $    (72,288)    $     92,630
                              =============    ============      =============      =============    ============     ============

           Intangible assets subject to amortization are included on the balance sheet as a component of deposits and other assets.

           The following table sets forth reported net income and earnings per share, as adjusted to exclude goodwill amortization expense:

                                                                               Nine-month                Nine-month
                                                                              period ended              period ended
                                                                           September 30, 2002        September 30, 2001
                                                                           ------------------        ------------------
                           Net income, as reported                             $  1,424,460              $ 1,109,811
                           Goodwill amortization, net of tax                             --                   28,880
                                                                               ------------              -----------
                               Net income, as adjusted                         $  1,424,460              $ 1,138,691
                                                                               ============              ===========

                      Basic earnings per share:
                           Net income, as reported                             $       0.27              $      0.17
                           Goodwill amortization, net of tax                             --                       --
                                                                               ------------              -----------
                               Net income, as adjusted                         $       0.27              $      0.17
                                                                               ============              ===========

                      Diluted earnings per share:
                           Net income, as reported                             $       0.26              $      0.17
                           Goodwill amortization, net of tax                             --                       --
                                                                               ------------              -----------
                               Net income, as adjusted                         $       0.26              $      0.17
                                                                               ============              ===========

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  5 -  GOODWILL AND OTHER INTANGIBLE ASSETS AND RELATED ADOPTION OF SFAS NO.
           142 (CONTINUED)

                                                                       Three-month               Three-month
                                                                       period ended              period ended
                                                                    September 30, 2002        September 30, 2001
                                                                    ------------------        ------------------
                    Net income, as reported                             $  494,711                 $  388,373
                    Goodwill amortization, net of tax                           --                      9,627
                                                                        ----------                 ----------
                        Net income, as adjusted                         $  494,711                 $  398,000
                                                                        ==========                 ==========
               Basic earnings per share:
                    Net income, as reported                             $     0.11                 $     0.06
                    Goodwill amortization, net of tax                           --                         --
                                                                        ----------                 ----------
                        Net income, as adjusted                         $     0.11                 $     0.06
                                                                        ==========                 ==========
               Diluted earnings per share:
                    Net income, as reported                             $     0.11                 $     0.06
                    Goodwill amortization, net of tax                           --                         --
                                                                        ----------                 ----------
                        Net income, as adjusted                         $     0.11                 $     0.06
                                                                        ===========                ==========

NOTE  6 -  MORTGAGE PAYABLE
           On January 18, 2002, EWM acquired commercial real estate located in Key Biscayne, Florida to be used as an office by EWM, for approximately $990,000. EWM obtained a mortgage loan to acquire this real estate from an unrelated third party in the amount of $500,000. The loan bears interest at 7.5% for the first year. After the first year, interest is at the Wall Street Journal prime rate with a 12% ceiling and a 7.5% floor. The loan is payable in monthly installments of interest-only and the principal is due on February 18, 2007. In addition to this mortgage loan, First Reserve's existing $400,000 loan was changed to a mortgage loan secured by this real estate. The new mortgage loan bears interest at 7.5% for the first year. After the first year, interest is at the Wall Street Journal prime rate with a 12% ceiling and a 7.5% floor. The loan is payable in monthly installments of interest-only and the principal is due on February 18, 2007.

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

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7 -   NOTE PAYABLE (CONTINUED)
           The loan can be paid early and is secured by this common stock and EWM's assets, as well as the common stock of First Reserve that is owned by the Company's two largest shareholders. Additionally, the loan is personally guaranteed by one of these shareholders.

NOTE  8 -  COMMITMENTS
           In February 2002, EWM entered into an exclusive marketing and sales management agreement with a Miami Beach developer to sell-off the remaining unit inventory of two luxury beach-front condominium buildings in Miami Beach, Florida. The agreement is for a twelve-month period or until all the units are sold, whichever comes first, but in no event prior to the payoff by the developer of its bank's construction loan. Under the terms of the agreement, EWM will become the exclusive agent for the buildings, will staff and support the buildings' sales center, and provide other marketing and advertising services.

           The developer will reimburse EWM for the cost of maintaining the sales center. EWM will earn a commission on each unit sold, as defined in the agreement. Additionally, the agreement has an incentive clause whereby EWM receives additional compensation if the units are sold within two separate specified time periods.

           On April 19, 2002, the Company entered into new employment agreements with two executives. These new agreements supersede the previous agreements, which were to expire in 2003. The new agreements provide for base salaries to be increased annually by a minimum of 3%, plus benefits. The executives are also entitled to a bonus of up to 5% of the Company's "pre-tax net income," as defined in the agreement, as determined by the Company's compensation committee, which may be up to 50% of the executives' salary. The terms of the contracts are for two years expiring in April 2004, with the option of the executives to extend employment for an additional two years. In the event of termination without cause or change in control (as defined in the agreement), the Company must pay the executives severance compensation for a period of two years (or the remainder of the executives' term if shorter) plus benefits.

NOTE  9 -  STOCKHOLDERS' EQUITY
           On April 26, 2002, EWM acquired 1,778,825 shares of common stock of First Reserve, Inc. (its parent company) from a majority shareholder for $3,500,000. EWM also agreed to purchase an additional 127,059 shares for $250,000 in cash within 30 days of the original purchase date. In addition, EWM agreed to purchase the remaining shares owned by this stockholder, 254,117 shares for $500,000 in cash on or prior to June 30, 2002. The total purchase price of these shares through September 30, 2002 was $4,250,000 or $1.97 per common share.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  9 -   STOCKHOLDERS' EQUITY (CONTINUED)
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

NOTE 10 -   CONTINGENT SHARES
            Under the terms of the September 1, 2000 asset acquisition agreement between EWM and Ross, the sole shareholder of Ross would receive an additional 112,000 "contingent" shares of common stock of the Company, pending future gross commission income to be generated by the sole shareholder of Ross over a 12-month "review" period, beginning January 1, 2001. At September 30, 2002, the former shareholder of Ross had met the gross commission income requirements stated in the agreement. These shares have not yet been issued by the Company, however, with all the conditions set forth in the purchase agreement having been met, these shares are deemed issuable.

            As a result, the Company recorded common stock and goodwill in the amount of $151,200 or $1.35 per share, which was the fair value per share at the time the conditions were met. These shares are included in the basic earnings per share calculation.

NOTE 11 -   EARNINGS PER SHARE
            Basic earnings per share ("EPS") were computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS were determined on the assumption that the contingent shares were increased at the beginning of the period, or at time of issuance, if later.

            The following is the calculation of earnings per share:


                                                                   Nine-month       Nine-month
                                                                  period ended     period ended
                                                                  September 30,    September 30,
                                                                      2002             2001
                                                                  -------------    -------------
            Basic earnings per common share:
                 Numerator
                     Net income before extraordinary items
                        applicable to common stockholders           $1,424,460       $1,109,811
                     Extraordinary items, net                                -                -
                                                                    ----------       ----------
                     Income applicable to common stockholders       $1,424,460       $1,109,811
                                                                    ==========       ==========

                 Denominator
                     Weighted average common shares                  5,344,593        6,687,331
                                                                    ----------       ----------
                     Basic EPS                                      $     0.27       $     0.17
                                                                    ==========       ==========

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 11 -   EARNINGS PER SHARE (CONTINUED)
              Diluted earnings per common share:
                 Numerator
                    Net income before extraordinary items applicable to
                         common stockholders                                     $1,424,460      $1,109,811
                    Extraordinary items, net                                              -               -
                                                                                 ----------      ----------
                    Income applicable to common stockholders                     $1,424,460      $1,109,811
                                                                                 ==========      ==========

                 Denominator
                    Weighted average common shares                                5,344,593       6,687,331
                    Contingent shares                                               126,157               -
                                                                                 ----------      ----------

                                                                                  5,470,750       6,687,331
                                                                                 ----------      ----------
                             Diluted EPS                                         $     0.26      $     0.17
                                                                                 ==========      ==========

                                                                               Three-month         Three-month
                                                                              period ended        period ended
                                                                              September 30,       September 30,
                                                                                  2002                 2001
                                                                             --------------       --------------
            Basic earnings per common share:
                 Numerator
                    Net income before  extraordinary  items applicable to
                         common stockholders                                    $   494,711       $    388,373
                    Extraordinary items, net                                              -                 -
                                                                                -----------       ------------
                    Income applicable to common stockholders                    $   494,711            388,373
                                                                                ===========       ============

                 Denominator
                    Weighted average common shares                                4,387,349          6,685,702
                                                                                -----------       ------------

                             Basic EPS                                          $      0.11       $       0.06
                                                                                ===========       ============

            Diluted earnings per common share:
                 Numerator
                    Net income before  extraordinary  items applicable to
                         common stockholders                                    $   494,711       $    388,373
                    Extraordinary items, net                                              -                  -
                                                                                -----------       ------------
                    Income applicable to common stockholders                    $   494,711       $    388,373
                                                                                ===========       ============

                 Denominator
                    Weighted average common shares                                4,387,349          6,685,702
                    Contingent shares                                               219,367                  -
                                                                                -----------       ------------

                                                                                  4,606,716          6,685,702
                                                                                -----------       ------------

                                Diluted EPS                                     $      0.11       $       0.06
                                                                                ===========       ============

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 11 - EARNINGS PER SHARE (CONTINUED)
          For the nine-month period ended September 30, 2001, warrants to purchase 500,000 shares of common stock at $2.54 per share, and 500,000 shares of common stock at $2.93 per share, respectively, were outstanding but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. As a result of EWM's acquisition of First Reserve's shares, these warrants were cancelled (see Note 9). Under the new agreement, this former shareholder has the option to purchase up to 5% of the outstanding shares of the Company.

          As discussed in Note 9, a former shareholder has the option to purchase, on or before June 30, 2007, up to 5% of the then-outstanding shares of common stock of the Company at a purchase price equal to 90% of the fair market value of the shares. For the nine-month period ended September 30, 2002, this option amounted to 219,367 shares of common stock at $1.77 per share, which is included in the computation of diluted EPS.

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

                                                                       Nine-month period ended September 30, 2002
                                                                       ------------------------------------------
                                                   Esslinger,       Embassy       Columbia      First
                                                    Wooten &       Financial      Title of     Reserve       First
                                                    Maxwell,       Services,      Florida,    Insurance,    Reserve,
                                                      Inc.            Inc.          Inc.         Inc.         Inc.          Total
                                                  ------------   ------------   -----------  -----------  -----------   ------------
          Revenue                                 $ 34,993,117   $  1,425,889   $ 1,391,305  $    22,040  $        --   $ 37,832,351
          EBITDA                                  $  2,907,998   $     99,389   $   126,669  $    21,710  $  (291,053)  $  2,864,713
          Net income (loss)                       $  1,563,910   $    (14,628)  $    65,541  $    13,541  $  (203,904)  $  1,424,460
          Identifiable assets at period end       $  6,391,493   $  3,855,217   $   472,647  $    19,765  $   229,690   $ 10,968,812

                      FIRST RESERVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 12 -         BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                                       Three-month period ended September 30, 2002
                                                                       -------------------------------------------
                                                   Esslinger,       Embassy       Columbia      First
                                                    Wooten &       Financial      Title of     Reserve       First
                                                    Maxwell,       Services,      Florida,    Insurance,    Reserve,
                                                      Inc.            Inc.          Inc.         Inc.         Inc.          Total
                                                  ------------   ------------   -----------  -----------  -----------   ------------
          Revenue                                 $ 11,406,595   $    528,926   $   594,014  $     9,849  $        --   $ 12,539,384
          EBITDA                                  $    925,139   $     88,435   $   113,927  $     9,849  $   (72,691)  $  1,064,659
          Net income (loss)                       $    445,950   $     27,131   $    68,284  $     6,143  $   (52,797)  $    494,711
          Identifiable assets period end          $  6,391,493   $  3,855,217   $   472,647  $    19,765  $   229,690   $ 10,968,812

                                                                       Nine-month period ended September 30, 2001
                                                                       ------------------------------------------
                                                   Esslinger,       Embassy       Columbia      First
                                                    Wooten &       Financial      Title of     Reserve       First
                                                    Maxwell,       Services,      Florida,    Insurance,    Reserve,
                                                      Inc.            Inc.          Inc.         Inc.         Inc.          Total
                                                  ------------   ------------   -----------  -----------  -----------   ------------
          Revenue                                 $ 28,795,300   $  1,463,638   $ 1,236,156  $    10,617  $        --   $ 31,505,711
          EBITDA                                  $  1,901,240   $    184,134   $   188,717  $     7,695  $  (160,424)  $  2,121,362
          Net income (loss)                       $    936,890   $     53,368   $   172,707  $     4,548  $   (57,702)  $  1,109,811
          Identifiable assets at period end       $  5,461,218   $  2,842,951   $   303,318  $    12,857  $   172,005   $  8,792,349

                                                                       Three-month period ended September 30, 2001
                                                                       -------------------------------------------
                                                   Esslinger,       Embassy       Columbia      First
                                                    Wooten &       Financial      Title of     Reserve       First
                                                    Maxwell,       Services,      Florida,    Insurance,    Reserve,
                                                      Inc.            Inc.          Inc.         Inc.         Inc.          Total
                                                  ------------   ------------   -----------  -----------  -----------   ------------
          Revenue                                 $10,023,216    $    508,371   $   540,443  $     4,199  $        --   $ 11,076,229
          EBITDA                                  $   603,954    $     59,014   $   119,665  $     3,377  $   (46,665)  $    739,345
          Net income (loss)                       $   316,610    $     14,564   $    62,865  $     2,106  $    (7,772)  $    388,373
          Identifiable asset at period end        $ 5,461,218    $  2,842,951   $   303,318  $    12,857  $   172,005   $  8,792,349

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

NOTE 14 - RECLASSIFICATIONS
          Certain prior year balances have been reclassified to conform with the current period's presentation.

NOTE 15 - OTHER SETTLEMENTS
          Included in other settlements amounts are costs incurred by EWM in settling various disputes arising with customers or tenants in the ordinary course of business.

NOTE 16 - SUBSEQUENT EVENT
          On October 3, 2002, the Company issued to the former shareholder of Ross 112,000 shares of common stock previously held as contingent shares (see Note 10).