Form 10-K
period 2002-12-31
FIRST RESERVE INC
filed 2003-03-28
CIK 1060846

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM            TO
                                           ----------    ----------

                         COMMISSION FILE NUMBER: 0-28067

                                   ----------

                               FIRST RESERVE, INC.
        (Exact name of small business issuer as specified in its charter)

                                   ----------

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

                           Common Stock, no par value

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The Registrant's revenues for its most recent fiscal year are $50,150,029.

The number of shares of Common Stock of the Registrant outstanding as of March 24, 2003 is 6,547,350, of which 2,160,001 shares are held by
Esslinger-Wooten-Maxwell, Inc.

================================================================================

                               FIRST RESERVE, INC.

                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
                                     PART I

Item 1.    Business................................................................     1

Item 2.    Properties..............................................................     9

Item 3.    Legal Proceedings.......................................................     9

Item 4.    Submission of Matters to a Vote of Security Holders.....................    10

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters...    10

Item 6.    Selected Financial Data.................................................    10

Item 7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations................................................    10

Item 7A.   Quantitative and Qualitative Disclosure about Market Risk...............    12

Item 8.    Financial Statements and Supplementary Data.............................    13

Item 9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosures............................................    13

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant......................    13

Item 11.   Executive Compensation..................................................    15

Item 12.   Security Ownership of Certain Beneficial Owners and Management..........    16

Item 13.   Certain Relationships and Related Transactions..........................    17

Item 14.   Controls and Procedures.................................................    17

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.........    17

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

PFRG was organized under the laws of the State of Arizona on September 7, 1993 under the name El Squared, Inc. On August 31, 1994, El Squared, Inc. changed its name to PFRG. On February 2, 1998, PFRG changed its name to First Reserve, Inc. ("FRI"). On June 17, 1998, the Company transferred it domicile from Arizona to Florida, effectively becoming a Florida corporation. Our headquarters are located at 1360 South Dixie Highway, Coral Gables, Florida 33146. Our telephone number is (305) 667-8871 and the fax number is (305) 667-9019.

Subsequent to the above-described acquisition, FRI issued additional shares of common stock. In addition, pursuant to an Agreement of Tax-Free Reorganization (the "Exchange Merger Agreement"), dated as of April 1, 1998, the shareholders of First Reserve Florida and the shareholders of Embassy Financial Services, Inc. ("Embassy"), a licensed residential mortgage lender that originates loans in an agency capacity on behalf of other mortgage lenders, exchanged all of the shares of common stock of First Reserve Florida and Embassy respectively, for shares of FRI's common stock, with the result being that First Reserve Florida and Embassy became wholly-owned subsidiaries of FRI. This exchange was intended to qualify as a tax-free reorganization pursuant to Section 351 of the Internal Revenue Code of 1986, as amended. After the completion of the share exchange, First Reserve Florida was merged into FRI and all the assets of First Reserve Florida became assets of FRI.

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

Under the terms of the Byrne Merger Agreement, all of the shares of common stock of Byrne were converted into and exchanged for an aggregate of 400,000 shares of common stock of the Company and $300,000 cash. In connection with the merger, Thomas E. Byrne was hired as President of EWM's Commercial Sales Division pursuant to a five-year employment agreement and the sales associates of Byrne were retained by EWM. As of May 1, 1998, all of Byrne's pending real estate transactions had been administered by EWM and EWM was entitled to the brokerage proceeds therefrom.

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

Under the terms of the Gerard Merger Agreement, all of the shares of common stock of Gerard were converted into and exchanged for up to 500,000 shares of the Company's common stock, in the ratio of (i) 3,000 shares of the Company's common stock for each share of Gerard common stock and (ii) 2,000 shares of the Company's common stock for each share of Gerard common stock, which shall be subject to and released from escrow in accordance with the terms and conditions set forth in the Gerard Merger Agreement. As of September 30, 1998, all of Gerard's pending real estate transactions had been administered by EWM and EWM was entitled to the brokerage proceeds therefrom.

On March 31, 1999 the Company purchased all the stock of Columbia Title of Florida, Inc. ("Columbia") in a business combination accounted for as a purchase. Columbia is a title company engaged in the business of closing real estate and mortgage loan transactions, primarily in the South Florida area. Columbia has two branches, Miami and Key Largo, Florida. Under the terms of the agreement, the shareholder of Columbia received $100 for the stock of Columbia. The agreement also provided for additional consideration if the assets of the Key Largo branch were sold within ninety days of the acquisition date. If this condition was met, the former shareholder of Columbia would receive eighty-five percent (85%) of the net proceeds of the sale of the assets of the Key Largo branch. If the sale did not effectuate within the ninety days, all the assets of the Key Largo branch would be transferred back to the former shareholder of Columbia. The sale of the assets of the Key Largo branch was made within the ninety day period. As a result, additional consideration of $191,350 for the acquisition of the stock was recorded. The total cost of the acquisition was approximately $191,350. As a result of this merger, accounted for as a purchase, assets of $104,267, goodwill of $257,340, and liabilities of $170,257 were recorded.

On September 30, 1999, the Company issued 200,000 shares of its common stock to the former shareholders of Gerard. These shares were previously held in escrow as discussed above. As a result, common stock and goodwill increased by $200,000.

On September 1, 2000, EWM purchased substantially all the assets of Ross & Associates, Inc. ("Ross") for $186,300 in stock of the Company. As a result of this acquisition, accounted for as a purchase, property and equipment of $46,875, accounts receivable of $41,500 and other assets of $97,925 were recorded. Ross was primarily engaged in the same activity as EWM. Under the terms of the agreement, the Ross sole shareholder received 138,000 shares of common stock of the Company on the date of the acquisition. An additional 112,000 "contingent" shares of common stock of the Company was issued in 2002 as a result of the former shareholder of Ross meeting certain gross commission requirements for the period January 1, 2001 through December 31, 2001. The total cost of the acquisition, including the contingent shares, was $337,500.

On September 1, 2000, EWM acquired substantially all the assets of Daniels Group, Inc. ("Daniels") for $13,500 in common stock of the Company. As a result of this acquisition, accounted for as a purchase, property and equipment totaling $13,500 was recorded. Daniels was primarily engaged in the same activity as EWM. Under the terms of the agreement, the shareholder of Daniels received 10,000 shares of common stock of the Company on the date of the acquisition. Additional cash consideration to the former shareholder of Daniels may be paid, pending achieving certain commission levels during four separate one-year periods, ending on August 31, 2004. If these commission levels are not achieved during these four separate one-year periods, no additional cash consideration will be paid. Due to the contingent nature of this cash consideration, the Company will record this transaction as additional compensation upon the former shareholder of Daniels achieving the required commission levels. The total cost of the acquisition was approximately $13,500.

In 2002, the Company created First Reserve Insurance, Inc. ("FRINS"). FRINS is principally engaged in insurance brokerage. On September 13, 2000, FRINS signed an exclusive agreement with an insurance broker to market and sell insurance products to the clients of EWM and the Company. These insurance products include, but are not limited to, property and casualty, automobile, life and health insurance policies.

In early 2002, the Company completed negotiations with one of its principal shareholders for the purchase of all of the shares of common stock of the Company owned by such shareholder. In order to consummate this transaction, EWM entered into a Credit Agreement with Mellon United National Bank (the "Bank"), dated April 19, 2002, whereby EWM borrowed $3 million from the Bank to be used for the purchase of such shares. The stock purchase transaction, which had previously been authorized by the Board of Directors of the Company, was evidenced by a Stock Purchase Agreement, dated as of January 10, 2002, by and among Charles Manni (a former director of the Company), the Company and EWM. The Stock Purchase transaction was closed on May 16, 2002. The total purchase price of the stock was $4,250,000.

On April 18, 2002, the Company purchased 39,700 shares of its common stock from James E. Newmeyer, a director of the Company. This transaction was evidenced by a Stock Purchase Agreement, dated April 18, 2002.

Operations

Our primary operations are conducted through Esslinger-Wooten-Maxwell, Inc., our wholly-owned subsidiary. EWM is a Florida licensed real estate brokerage firm with eleven offices, which engages approximately 700 sales associates and support staff, in Miami-Dade and Broward Counties. In 2002, EWM closed 4,806 real estate sale transactions and 667 rental transactions having a gross dollar value of $1,802,000,000. The average home price was $361,000.

EWM is member of the Realtor Association of Greater Miami and the Beaches, the Realtor Association of Miami-Dade County, the Realtor Association of Greater Ft. Lauderdale and the Florida Keys Association of

Realtors. EWM offers its services in eleven southern Florida locations. EWM operates from eight offices located in Miami Dade County, Florida: Coral Gables, Coconut Grove, Ponce de Leon, South Miami, Miami Beach, Key Biscayne, the Brickell area and Pinecrest/Palmetto area; and three offices located in Broward County, Florida: Plantation, Weston and Las Olas/Ft. Lauderdale. EWM provides the following services:

               Residential Brokerage
               Commercial Brokerage
               Relocation
               Property Management and Leasing
               International Brokerage
               Business Brokerage
               Development Sales

We believe that our increased expansion into Broward County has allowed EWM to take advantage of the burgeoning growth in the residential real estate market in Broward as well as the much sought after relocation transferee market. EWM ranks as the second highest dollar value real estate broker in Miami-Dade County Florida and as the sixth highest dollar value broker in Broward County, Florida.

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

               Pricing a property based on market knowledge and current research

               Individualized marketing program for each property

               Preparation of Seller's Net Sheet, setting forth costs of sale and net profit estimates upon closing

               Suggestions for preparing a property for sale

               Appointment options

               Inclusion of all properties in the computerized South Florida Regional Multiple Listing System

               Pre-qualifying of potential buyers' ability to purchase

               General advice and assistance in preparing forms and attending closing of transaction

               Negotiating the terms and conditions of the sales and purchase contract

               Conducting "open houses" for properties

               Obtaining tenants

In exchange for these services, the customer pays our commission which is typically fixed at 6% of the sales price, of which 3% is paid to the "listing" broker and 3% is paid to the "selling" broker, which amounts are then divided between the Company and the participating sales associate.

EWM assists buyers of real estate by providing the following services:

          Locating a property that meets personal and financial objectives Showing the buyer properties
          Assistance with inspections, repairs, and obtaining appraisals, etc. Negotiating the terms and conditions of the sales and purchase contract
          Assisting the buyer in preparing for and attending closing of transactions.

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

               Commercial Sales and Leasing
               Property Owner Representation
               Tenant Representation
               Corporate Relocations
               Project Management
               Market Surveys
               Project Feasibilities
               Computer Financial Models
               Construction and Permanent Loan Packaging
               Land Acquisition and Assemblage
               Workouts of Challenging Properties
               Real Estate Consulting

Relocation

EWM has an extensive corporate relocation division, specializing in corporate relocations. EWM is affiliated with several of the industry's largest relocation networks. In particular, effective 2003, EWM is a shareholder of The RELO(R) Network, which is the nation's largest relocation organization, and provides EWM with membership in The RELO(R) Network's nationwide network of over 700 other suppliers of relocation services.

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

A referral fee equal to 25% to 30% of the selling commission received by EWM is paid to the referring party for any business referred to EWM. All outgoing referral fees earned by EWM are split between the referring associate and the Company. All outgoing referrals must be placed through The RELO(R) Network.

Property Management

The Property Management Division of EWM serves as an agent for the property owner, overseeing all facets of the leasing and management process, including customary landlord activities.

EWM provides property management for single family homes, condominiums, and apartment complexes. Specific property management services include:

               Collecting rent
               Accounting and bookkeeping services
               Regular property inspections
               Coordination of regular maintenance (lawn pool, service contracts, etc.)
               Contract work (paint, repairs, etc.)
               Customer services for tenants
               Consistent owner contact
               Showing rental properties to prospective tenants.

Mortgage Lending Services

Embassy is a licensed residential mortgage lender that specializes in conventional, FHA, and VA first mortgages primarily in the South Florida area. Embassy originates loans in an agency capacity on behalf of other mortgage lenders. Beginning in 1999, Embassy began funding loans to be made in connection with its mortgage banking operations. Each loan is backed by a permanent loan take-out commitment from various national lenders of residential financing. The loans are purchased by the national lender once permanent financing is secured. Embassy does not service these loans. Since the acquisition of Embassy in 1998, its operations have had an increasing positive effect on the overall financial results of the Company.

Title Company Services

Columbia is a title company engaged in the business of closing real estate and mortgage loan transactions, primarily in the South Florida area. At the time of its acquisition by the Company, Columbia was involved in the title insurance business in South Florida for over 37 years. Columbia's title business has been profitable since its acquisition, and has continued to contribute to the cash flow of the Company's overall operations.

Market

The rate of home sales in Miami-Dade County, Florida for 2002 showed a marked improvement over 2001. Analysts believe that strong consumer confidence, low interest rates, weak inflation and a continued increase of international buyers contribute to a very strong real estate market in South Florida. The fact that South Florida has a diminishing supply of land, coupled with the fact that the population continues to grow dramatically, will encourage values to increase.

According to Multiple Listing Service data, there were 25,317 existing home sales in Miami-Dade County in 2002, compared to 23,313 in 2001 representing a 8.6% increase in sales for 2002.

While homes under $200,000 accounted for 54% of all homes sold in Miami-Dade County in 2002, luxury homes continue to sell well in the region. In the past year, EWM was involved in 195 home sale transactions in Miami-Dade County through the Multiple Listing Service in the price range over $500,000. This equals 15.2% of the 1,284 total Miami-Dade County transactions in this price range through the Multiple Listing Service.

Marketing

We intend to undertake an aggressive growth strategy by engaging additional sales associates for our brokerage operations throughout Southeast Florida to increase market presence, sales volume and our geographic base. We intend to continue our expansion of our mortgage brokerage services and title company services across Southeast Florida.

The Company's services are marketed in a variety of outlets throughout South Florida. EWM's marketing efforts include, without limitation, advertising in all major newspapers, full-color magazine pictorials, targeted mailings, press releases and inclusion of all properties in the county-wide Multiple Listing Systems. EWM targets new sellers and buyers of its properties by placing advertisements for its properties in each Sunday's Miami Herald Real Estate Guide. Further, EWM mails its "Open House Sundays" literature monthly to over 110,000 potential customers in Miami-Dade and Broward counties. EWM provides its associates with advertising dollar value credits, based on their property's sales price, for use in various advertising means. EWM also uses its website, www.ewm.com, to provide information including photographs and "webtours" of available - properties.

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

Competition

All of the businesses in which we are engaged are highly competitive, especially residential real estate brokerage services. Many of our competitors, in particular those who benefit by affiliated franchising organizations, have substantially greater financial resources than the Company. Many of our competitors are also undertaking a growth strategy. In 2002, EWM ranked second in Miami-Dade County and sixth in Broward County in total dollar sales of transactions for homes based upon the South Florida Regional Multiple Listing System data. We believe that our ability to specialize in higher priced properties, coupled with the quality of our services, knowledge and relative strength in the South Florida market, positions us well with our competitors.

EWM believes it has a higher average sales price than that of its major competitors. Its average residential sales price substantially exceeds the average sales prices in Miami-Dade County. EWM sales for 2002 including all residential, commercial and rentals from existing operations and acquisitions and newly opened offices was approximately $1,802,000,000, a 15.5% increase from 2001.

Economic Factors

Our operations are directly dependent on the South Florida economy in general, and the South Florida real estate market in particular. South Florida's real estate market has been historically cyclical. Downturns in South Florida's economy would likely have adverse affects on our business and operations.

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

Employees

As of December 31, 2002, we employ 99 persons full time as support staff and engage 720 persons as sales associates, who are independent contractors. Of the sales associates, 185 are based in our two Coral Gables offices, 25 are based in our Coconut Grove Office, 90 are based in our Pinecrest/Palmetto office, 90 are based in our South Miami office, 115 are based in our Miami Beach office, 15 are based in our Brickell office, 25 are based in our Key Biscayne office, 50 are based in our Plantation office, 100 are based in our Weston office and 25 are based in our Las Olas/Ft. Lauderdale office. All sales associates are independent contractors rather than our employees, which is a standard structure in the real estate brokerage industry. We require that each associate sign an Independent Contractor Status Agreement that is a Florida Association of Realtors standard form.

All of our sales associates are paid by commission solely on the basis of closed sales transactions. Typically, the share of a total commission is split evenly between the listing broker and the selling broker, with each broker entitled to a commission of approximately 3% of the property sales price for residential listings and 5% for commercial, business brokerage and rental listings. Approximately 27% of EWM sales are "in-house," where EWM represents both the buyer and seller and therefore receives the full brokerage commission.

Reports to Security Holders

We intend to provide all of our shareholders with an annual report of our operations, including audited financial statements, for the 12-month period ended December 31, 2002.

The public may read and copy any materials that we have on file with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 2. PROPERTIES

Our facilities consist of eleven offices: (1) 11,930 square feet leased at our principal office at 1360 S. Dixie Highway, Coral Gables, Florida 33146; (2) 7,468 square feet leased at 12651 S. Dixie Highway, Miami, Florida 33156; (3) 5,000 square feet leased at 419 Arthur Godfrey Road, Miami Beach, Florida 33140;
(4) 5,000 square feet leased office at 6150 S.W. 76 Street, South Miami, Florida; (5) 6,400 square feet leased at 8500 West Broward Boulevard, Plantation, Florida 33324; (6) 5,600 square feet leased at 4410 Weston Road, Weston, Florida 33331; (7) 5,000 square feet leased at 4689 Ponce de Leon Blvd., Coral Gables, Florida 33146; (8) 1,450 square feet at 644 Crandon Boulevard, Key Biscayne, Florida 33149, which is owned by EWM; (9) 1,350 square feet leased at 671 Brickell Key Drive, Miami, Florida 33131; (10) 2,200 square feet leased at 3560 Main Highway, Coconut Grove, Florida 33133; and (11) 1,600 square feet leased at 1700 E. Las Olas Boulevard, Ft. Lauderdale, Florida 33301.

ITEM 3. LEGAL PROCEEDINGS

We are currently not a party to any material litigation which is not incidental to the ordinary course of our business and operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is not currently quoted on any national exchange or other public trading market.

There were 174 shareholders of record of our common stock on December 31, 2002.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth a summary of the selected financial information for the Company. The information below should be read in conjunction with the audited financial statements and with the information presented in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                        2002          2001          2000          1999         1998*
                                    -----------   -----------   -----------   -----------   -----------
Total Revenues                      $50,150,029   $41,291,197   $32,829,214   $25,908,304   $17,015,043
Income from Continuing Operations     3,185,661     1,693,093     1,385,729       345,457       134,233
Basic Earnings per Common Share            0.37          0.18          0.20          0.08          0.02
Weighted Average Common Shares        5,103,315     6,633,858     6,768,847     6,618,009     5,718,504
Total Assets                         12,044,409     9,687,764     7,520,830     4,990,348     3,123,885
Long-Term Liabilities                 4,067,200       572,260       743,130       995,125       616,881

----------
*    11-month period ended December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the Consolidated Financial Statements of First Reserve, Inc. and subsidiaries, as of December 31, 2002, and the related notes to the Consolidated Financial Statements, along with the Consolidated Financial Statements of First Reserve, Inc. and subsidiaries as of December 31, 2001 and December 31, 2000, and the related Notes to Consolidated Financial Statements. The Company's Financial Statements have been prepared in accordance with accounting principles generally accepted in the

United States and have been audited by the Company's independent accountants.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to the continuing operations of the Company.

Results of Operations

Revenues. The Company's revenues increased approximately 21.5% for the year ended December 31, 2002, over those for the year ended December 31, 2001. Approximately $3,100,000 of the increase in 2002 revenues is attributable to the opening of new real estate offices in Coconut Grove and Las Olas/Ft. Lauderdale and new development sales. The $8,858,832 increase resulted from the following sources: (i) new Las Olas/Ft. Lauderdale office and new Coconut Grove office (35%); (ii) existing sales offices (63%); and (iii) title company operations (2%).

Operating Expenses. Operating expenses increased to approximately $47.0 million for the year ended December 31, 2002 versus $39.6 million for the year ended December 31, 2001. The significant components of the Company's operating expenses are: commissions to real estate associates (68.9%), officer and staff salaries (1.9%), office rental costs (4.1%), advertising expenses (6.0%), promotional expenses (.6%) and insurance (.8%). The Company's operating expenses also increased as a result of costs incurred by the Company in connection with the pre-opening costs associated with the expansion of the Miami Beach, Key Biscayne and Las Olas offices, which will be completed in 2003.

Interest. Interest income decreased from approximately $213,000 for the year ended December 31, 2001 to approximately $176,000 for the year ended December 31, 2002 primarily due to a decrease in interest rates and lower average daily balances of unrestricted cash and Embassy's mortgage banking operations.

Pre-tax Income from Continuing Operations and Net Income. The Company had pre-tax income from operations of approximately $3,186,000 for the year ended December 31, 2002 as compared to pre-tax income of approximately $1,693,000 for the year ended December 31, 2001. This increase in pre-tax profit from continuing operations resulted primarily from increased residential sales.

Liquidity and Capital Resources

Cash provided by operating activities was $910,800 for the year ended December 31, 2002. This was primarily due to an increase in revenue from sales commissions, offset by an increase in mortgage loans held for sale of $1,008,115 and an increase in accounts receivable of $261,105.

Net cash used from investing activities was approximately $1,490,000 for the year ended December 31, 2002, primarily attributable to the purchase of property and equipment of $1,455,394.

Net cash used from financing activities was approximately $61,000 for the year ended December 31, 2002, principally due to the net proceeds received from the Company's "warehouse" line of credit of $1,007,165 and proceeds from borrowing on a note payable of $3,500,000, offset by the acquisitions of the Company stock by EWM of $4,250,000 and principal payment on borrowings of $175,000.

At December 31, 2002, the Company had long term notes payable of approximately $3,925,000. The Company has a $5 million "warehouse" line of credit to fund loans to be made in connection with its mortgage banking operations. Each "warehouse" loan is fully backed by a permanent loan "take-out" commitment from various national lenders of residential financing. As of December 31, 2002, the balance of this "warehouse" line of credit was approximately $4,384,500 with a corresponding asset of "mortgage loans held for sale" of $4,430,140. Current maturities of long term debt due in 2002 was approximately $300,000, exclusive of the "warehouse" line of credit.

At December 31, 2002, the Company had shareholder equity of approximately $2,606,900. For the year ended December 31, 2002 the Company's net working capital (current assets minus current liabilities) increased to approximately $2,122,200 from $2,080,600 for the year ended December 31, 2001, primarily as a result of an increase in accounts receivable and prepaid expenses and other, offset by a decrease in cash. The Company believes its current working capital will be sufficient to support its presently-contemplated strategy for the next 12 months.

Three major office expansions will be completed in 2003: the Miami Beach office will be expanded from 5,000 square feet to 9,400 square feet; the Key Biscayne office will be relocated from 1,400 square feet to 2,600 square feet; and the Las Olas office will be expanded from 1,600 square feet to 4,200 square feet. The Company anticipates that these offices will increase opportunities to substantially increase sales.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the registrant are as follows:

        NAME          AGE                      POSITION
-------------------   ---   ---------------------------------------------

Allen C. Harper        58   Chairman of the Board of Directors/
                            Chief Executive Officer

Ronald A. Shuffield    52   President/Chief Operating Officer/Director
                            President of EWM, Principal Financial Officer

James E. Newmeyer      54   Secretary/Treasurer and Director
                            Chairman of Embassy Financial Services, Inc.

Louis Cossato          74   Director

Israel Kreps           42   Director

Management

A brief description of the key management of the Company is as follows:

Allen C. Harper

Since 1984 Allen C. Harper has been principally employed as the Chairman and Chief Executive Officer and is a principal shareholder of the Company. Mr. Harper has more than 30 years of business experience, primarily in the areas of real estate management and development and rail transportation. He is still active in a variety of businesses. Mr. Harper is currently the Chairman of the Board of Directors, Chief Executive Officer and, with his wife, the owner of American Heritage Railways, Inc., which owns and operates The Durango & Silverton Narrow Gauge Railroad, in southwestern Colorado and Great Smoky Mountains Railroad, Inc. in North Carolina. Since September 1989, Mr. Harper has served as a Director on the Tri-County Rail Authority and has been chairman of the board for two terms. He is president elect for the Greater Miami Chamber of Commerce. He has also served as a director of Florida East Coast Railway Co., a railroad company based in

St. Augustine Florida, since May of 1994.

Ronald A. Shuffield

Ronald A. Shuffield is the President and Chief Operating and Principal Financial Officer of both the Company and EWM, and a member of each entity's Board of Directors. He has been the President of EWM since 1984. He acts as the chief operating officer and supervises the day-to-day operations of the Company and EWM. Mr. Shuffield is a licensed Florida real estate broker and certified general contractor. Mr. Shuffield has been a member of the Realtor Association of Dade County since 1984 and has served in a variety of officer and director positions thereon. Mr. Shuffield's community memberships include the Coral Gables Chamber of Commerce (where he served as President from 1992-93 and where he was awarded the Robert B. Knight Outstanding Citizen of Coral Gables Award), the Greater Miami Chamber of Commerce (where he serves on the Board of Governors) and the Rotary Club of Coral Gables. Mr. Shuffield received a Bachelor of Science degree in business administration from the University of Tennessee. He currently serves on the Board of Baptist Health Enterprises and the Coral Gables Community Foundation

James E. Newmeyer

Mr. Newmeyer was appointed Chairman of Embassy Financial Services in February 2003. Prior to his appointment as Chairman, Mr. Newmeyer has been President of Embassy Financial Services, Inc. since 1996, where he oversaw all operations of the mortgage business. He is also Secretary/Treasurer of the Company. Prior to joining Embassy, Mr. Newmeyer has been an executive with numerous real estate mortgage companies for over twenty years, including PHH Mortgage Services, Source One Mortgage Services Corporation, MHSI/Chemical Residential Mortgage/ CenTrust Mortgage, Amerifirst Mortgage and Southeast Mortgage Company. Mr. Newmeyer has a Bachelor of Arts degree from Furman University and a Masters Degree from Florida International University.

Louis Cossato

Mr. Cossato is President of Tilesman Italia SPA, an Italian corporation in the energy industry which operations include energy field analysis. He has held this position since 1986 and his responsibilities for such business include management and operations.

Israel Kreps

Mr. Kreps has been a director of the Company since June 2002. He is managing partner of Kreps/DeMaria, a Miami-based international public relations firm that provides a broad range of services and expertise in media relations, business development and strategic partnerships. He has held this position since 1988 and his particular expertise is in the area of tourism, banking, real estate and professional services. Mr. Kreps is a graduate of the University of Miami, and is a vice chairman of the Governors of the Greater Miami Chamber of Commerce, and chairs the Chamber's Marketing Resource Institute. Mr. Kreps has served on the Jackson Memorial Hospital Foundation Board and the Health and Human Services Board of the Department of Health and Rehabilitative Services.

ITEM 11. EXECUTIVE COMPENSATION

Compensation

The following table sets forth information about the compensation paid or accrued by the Company to the Company's named executive officers whose aggregate compensation exceeded $100,000, for the last three completed fiscal years:

                           SUMMARY COMPENSATION TABLE

                                                                Long-Term
                                                               Compensation
                                                          ---------------------
                                 Annual Compensation              Awards
                              -------------------------   ---------------------
          Name and                                        Securities Underlying
     Principal Position       Year    Salary     Bonus           Options
-------------------------------------------------------------------------------

Allen C. Harper - Chief       2002   $150,000        --              --
Executive Officer             2001   $150,000        --              --
                              2000   $150,000        --              --

-------------------------------------------------------------------------------
Ronald A. Shuffield -         2002   $500,000        --              --
President, Chief Operating    2001   $320,000        --              --
Officer;                      2000   $320,000        --              --
President of EWM

-------------------------------------------------------------------------------
James E. Newmeyer -           2002   $212,900        --              --
Secretary, Treasurer;         2001   $200,400        --              --
President of Embassy          2000   $145,187        --              --
Financial Services, Inc.

-------------------------------------------------------------------------------
Thomas E. Byrne, President,   2002   $200,000   $34,664              --
EWM Commercial Sales          2001   $200,000   $53,468              --
Division                      2000   $200,000        --              --

-------------------------------------------------------------------------------

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

Compensation of Officers - Employment Agreements

On April 19, 2002, the Company entered into employment agreements with Messrs. Harper and Shuffield. The agreements memorialize the employment relationship that have existed since 1984 between the respective individuals and the Company. The agreements have an initial two year term, with an option for each employee to extend for an additional two-year period. Mr. Shuffield's agreement provides for his employment as President of the Company and President of EWM at a base salary of $500,000 per year with a bonus of up to 5.0% of EWM's pre-tax net income. Mr. Harper's agreement provides for his employment as Chairman and Chief Executive Officer of the Company and Chairman and Chief Executive Officer of EWM at a base salary of $150,000 per year with a bonus of up to 5.0% of EWM's pre-tax net income. Each of the employment agreements provide that the base salary shall be increased at least 3% per year during the term of the agreement. The Company also pays for disability and life insurance for both Messrs. Harper and Shuffield and provides each with full medical and health insurance coverage, a 401(K) plan and an automobile. The employment agreements also contain two-year non-compete provisions.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the securities ownership of those persons who own more than five (5%) percent of the registrant's outstanding common stock as of the date hereof, including shares owned by its executive officers and directors:*

-------------------------------------------------------------------------------------
                          Name and Address of                        Percent of Class
Title of Class             Beneficial Owners         No. of Shares          (%)
-------------------------------------------------------------------------------------
Common Stock     Thomas E. Byrne                         421,000            6.43
                 6150 S.W. 76th Street
                 South Miami, FL 33143
-------------------------------------------------------------------------------------
Common Stock     James E. Newmeyer                       275,000            4.20
                 1360 S. Dixie Highway
                 Coral Gables, FL 33146
-------------------------------------------------------------------------------------
Common Stock     Allen C. Harper &                     1,113,501           17.01
                 Carol Harper, JTWROS
                 1360 S. Dixie Highway
                 Coral Gables, FL 33146
-------------------------------------------------------------------------------------
Common Stock     Ronald A. Shuffield                   1,113,501           17.01
                 1360 S. Dixie Highway
                 Coral Gables, FL 33146
-------------------------------------------------------------------------------------
Common Stock     Officers and directors as a group
                 (5 persons)                           2,599,503           39.70
-------------------------------------------------------------------------------------

----------
* Between April and June 2002, EWM acquired 2,160,001 shares of common stock of the Company from a majority shareholder for $4,250,000. These shares remain issued and outstanding as they have been pledged to Mellon United National Bank in connection with a loan made to EWM. Upon repayment of all amounts due under this loan, the subject shares will be returned to the Company's treasury and cancelled.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to two First Reserve, Inc. Common Stock Purchase Warrants dated August 31, 1998 (collectively, the "Warrants"), the Company granted to VALORSEC Vermaltungs & Treu-Anstalt, a Swiss company and former shareholder ("VALORSEC"), rights to purchase Common Stock of the Company. M. Thierry Manni, a former director of the Company, is a director of VALORSEC. In connection with the Stock Purchase transaction, all of the Warrants have been cancelled as of May 2002. However, Valorsec has the option to purchase, on or before June 30, 2007, up to 5% of the then outstanding shares of common stock of the Company at a purchase price equal to 90% of the fair market value of the shares.

ITEM 14. CONTROLS AND PROCEDURES

As of a date within 90 days of the filing date of this annual report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was performed under the supervision and with the participation of the Company's management, including the chief executive officer and principal financial officer. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of the evaluation date. Subsequent to the evaluation date, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from the Company's Registration Statement on Form 10SB, as filed with the Securities and Exchange Commission on May 14, 1999. The exhibits which are marked by a double asterisk (**) were previously filed as part of, and are hereby incorporated by reference from the Company's Form 10SB/A as filed with the Securities and Exchange Commission on September 13, 1999. The exhibits which are marked by a triple asterisk (***) were previously filed as part of, and are hereby incorporated by reference from the Company's Form 10-Q as filed with the Securities and Exchange Commission on August 8, 2002.

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

       10.4 Articles of Merger of Gerard International Realty, Inc. (a Florida corporation) and Esslinger-Wooten-Maxwell, Inc. (a Florida corporation).*

       10.5 Employment Agreement dated April 19, 2002 by and between First Reserve, Inc. and Allen C. Harper. ***

       10.6 Employment Agreement dated April 19, 2002 by and between First Reserve, Inc. and Ronald A. Shuffield. ***

       10.7 Promissory Note for $1.2 million between First Reserve, Inc. and R.T. Construction Interests, Inc., dated July 13, 1998.**

       10.8   Confidential Private Offering Memorandum, dated April 6, 1998.**

       10.9 Common Stock Purchase Warrant between the Company and Valorsec, dated August 31, 1998.**

       10.10 Common Stock Purchase Warrant between the Company and Valorsec, dated August 31, 1998.**

       10.11 Stock Purchase Agreement dated March 31, 1999 by and between Marjorie Schwartz and First Reserve, Inc. (acquisition of Columbia Title of Florida, Inc.).*

       10.12 Credit Agreement, dated as of April 19, 2002, by and between Esslinger-Wooten-Maxwell, Inc. and Mellon United National Bank.
              ***

       10.13 Stock Purchase Agreement, dated as of January 10, 2002, by and among Esslinger-Wooten-Maxwell, Inc., First Reserve, Inc. and Charles Manni..***

       10.14 Stock Purchase Agreement, dated as of April 18, 2002, by and between James Newmeyer and First Reserve, Inc. ***

       21     Subsidiaries of the registrant.

       23.1   Consent of McClain and Company, L.C.

       99.1 Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Executive Officer of the Company.

       99.2 Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Principal Financial Officer of the Company.

(b)    REPORTS ON FORM 8-K

       None

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FIRST RESERVE, INC.


Date: March 28, 2003        By:    /s/ Allen C. Harper
                                ------------------------------------------------
                            Name:  Allen C. Harper
                            Title: Chairman and Chief Executive Officer


                            By:    /s/ Ronald A. Shuffield
                                ------------------------------------------------
                            Name:  Ronald A. Shuffield
                            Title: Director, President and Principal Financial
                                   Officer


                            By:    /s/ James E. Newmeyer
                                ------------------------------------------------
                            Name:  James E. Newmeyer
                            Title: Director, Secretary/Treasurer


                            By:
                                ------------------------------------------------
                            Name:  Louis Cossato
                            Title: Director


                            By:    /s/ Israel Kreps
                                ------------------------------------------------
                            Name:  Israel Kreps
                            Title: Director

                                 CERTIFICATIONS

I, Ronald A. Shuffield, certify that:

1. I have reviewed this annual report on Form 10-K of First Reserve, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                      By: /s/ Ronald A. Shuffield
                                              ----------------------------------
                                              Ronald A. Shuffield, President
                                              and Principal Financial Officer

                                 CERTIFICATIONS

I, Allen C. Harper, certify that:

1. I have reviewed this annual report on Form 10-K of First Reserve, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                    By: /s/ Allen C. Harper
                                            --------------------------------
                                              Allen C. Harper
                                              Chief Executive Officer

                        CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001, AND 2000

                      FIRST RESERVE, INC. AND SUBSIDIARIES

                              CORAL GABLES, FLORIDA

                          INDEPENDENT AUDITORS' REPORT

The Officers and Directors
First Reserve, Inc. and Subsidiaries
Coral Gables, Florida

We have audited the accompanying consolidated balance sheets of First Reserve, Inc. and Subsidiaries (the "Company"), as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2002, 2001, and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Reserve, Inc. and Subsidiaries, as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002, 2001, and 2000 in conformity with accounting principles generally accepted in the United States of America.

McClain & Company, L.C.

February 27, 2003
Miami, Florida

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                           DECEMBER 31, 2002 AND 2001
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                            2002            2001
                                         -----------   -----------

CURRENT ASSETS
   Cash                                  $ 1,693,280   $ 2,333,012
   Interest-bearing deposit with bank        100,000            --
   Receivables                             1,000,656       409,551
   Mortgage loans held for sale            4,430,140     3,422,025
   Prepaid expenses and other                268,479       167,160
                                         -----------   -----------

      Total current assets                 7,492,555     6,331,748
                                         -----------   -----------

PROPERTY AND EQUIPMENT
   Land                                      190,571            --
   Building                                  829,097            --
   Furniture and fixtures                  1,477,468     1,378,055
   Office equipment                          983,210       921,348
   Transportation equipment                   20,000        20,000
   Leasehold improvements                  1,009,911       779,830
   Equipment held under capital leases        35,730        35,730
                                         -----------   -----------
                                           4,545,987     3,134,963
   Less accumulated depreciation          (1,577,883)   (1,249,088)
                                         -----------   -----------

      Net property and equipment           2,968,104     1,885,875
                                         -----------   -----------

OTHER ASSETS
   Goodwill, net                           1,376,122     1,224,922
   Deposits and other                        207,628       245,219
                                         -----------   -----------

      Total other assets                   1,583,750     1,470,141
                                         -----------   -----------

      Total assets                       $12,044,409   $ 9,687,764
                                         ===========   ===========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              2002          2001
                                                                          -----------   ----------
CURRENT LIABILITIES
   Accounts payable and accrued expenses                                  $   556,230   $  390,988
   Deferred mortgage fee income                                                96,256       64,296
   Reserves on deposit                                                         24,053       10,414
   Warehouse line of credit - bank                                          4,384,544    3,377,379
   Current portion of obligations under capital leases                          9,238        8,049
   Current maturities of long-term debt                                       300,000      400,000
                                                                          -----------   ----------

      Total current liabilities                                             5,370,321    4,251,126
                                                                          -----------   ----------

LONG-TERM LIABILITIES
   Notes payable                                                            3,925,000      500,000
   Deferred tax liability                                                     142,200       63,022
   Obligations under capital leases                                                --        9,238
                                                                          -----------   ----------

      Total long-term liabilities                                           4,067,200      572,260
                                                                          -----------   ----------

      Total liabilities                                                     9,437,521    4,823,386
                                                                          -----------   ----------

STOCKHOLDERS' EQUITY
   Common stock, no par value, 100,000,000 authorized shares, 7,027,050 and 6,915,050 shares issued, 6,547,350 and 6,475,050 shares outstanding at December 31, 2002 and December 31, 2001,
      respectively                                                          6,290,507    6,139,307
   Retained earnings (accumulated deficit)                                  1,213,976     (680,929)
   Less treasury  stock,  479,700 and 440,000 common shares,  no par
      value, at cost at December 31, 2002 and 2001, respectively             (647,595)    (594,000)
                                                                          -----------   ----------
                                                                            6,856,888    4,864,378
   Less 2,160,001 common shares held by a consolidated subsidiary          (4,250,000)          --
                                                                          -----------   ----------

      Total stockholders' equity                                            2,606,888    4,864,378
                                                                          -----------   ----------

      Total liabilities and stockholders' equity                          $12,044,409   $9,687,764
                                                                          ===========   ==========

                      FIRST RESERVE, INC. AND SUBSIDIARIES
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               2002          2001          2000
                                                           -----------   -----------   -----------
REVENUES
   Real estate management and brokerage                    $46,280,266   $37,555,259   $30,252,462
   Mortgage                                                  1,890,067     2,015,642     1,493,631
   Title fees                                                1,947,239     1,704,810     1,081,051
   Insurance                                                    32,457        15,486         2,070
                                                           -----------   -----------   -----------

         Total revenues                                     50,150,029    41,291,197    32,829,214
                                                           -----------   -----------   -----------

COSTS AND EXPENSES
   Commissions, fees, and other incentives:
      Real estate                                           32,145,849    26,208,216    20,915,737
      Mortgage                                               1,193,263     1,257,568       906,511
      Title                                                    651,866       546,864       309,758
      Insurance                                                     --            --            --
   General and administrative expenses                      12,541,039    11,177,524     8,956,187
   Depreciation and amortization                               432,351       407,932       355,292
                                                           -----------   -----------   -----------

         Total costs and expenses                           46,964,368    39,598,104    31,443,485
                                                           -----------   -----------   -----------

         Income from operations before income taxes
            and other income and expenses                    3,185,661     1,693,093     1,385,729
                                                           -----------   -----------   -----------

OTHER INCOME AND (EXPENSE)
   Interest income                                             175,593       213,453        81,514
   Other income                                                 75,280        74,429        64,002
   Interest expense                                           (379,581)     (170,984)     (142,242)
   (Loss)/gain on disposition of property and
      equipment                                                   (965)       (4,715)        4,537
                                                           -----------   -----------   -----------

         Total other (expense) and income                     (129,673)      112,183         7,811
                                                           -----------   -----------   -----------

         Income before income taxes                          3,055,988     1,805,276     1,393,540

PROVISION FOR INCOME TAX                                     1,161,083       616,896        16,362
                                                           -----------   -----------   -----------

         Net income                                        $ 1,894,905   $ 1,188,380   $ 1,377,178
                                                           ===========   ===========   ===========

EARNINGS PER COMMON SHARE:

   BASIC EARNINGS PER COMMON SHARE                         $      0.37   $      0.18   $      0.20
                                                           ===========   ===========   ===========

   WEIGHTED AVERAGE COMMON SHARES                            5,103,315     6,633,858     6,768,847
                                                           ===========   ===========   ===========

   DILUTED EARNINGS PER COMMON SHARE                       $      0.36   $      0.18   $      0.20
                                                           ===========   ===========   ===========

   WEIGHTED AVERAGE DILUTED COMMON SHARES                    5,252,966     6,634,165     6,768,847
                                                           ===========   ===========   ===========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                        Common      Common
                                                                         Stock       Stock      Treasury
                                                                        Shares       Amount       Stock
                                                                      ----------   ----------   ---------
BALANCE, January 1, 2000                                               6,767,050   $5,939,507   $      --

No par value stock issued for the acquisition of assets of Ross &
   Associates, Inc.                                                      138,000      186,300          --

No par value stock issued for the acquisition of assets of The
   Daniels Group Inc.                                                     10,000       13,500          --

Acquisition of treasury stock                                           (200,000)          --    (270,000)

Net income                                                                    --           --          --
                                                                      ----------   ----------   ---------

BALANCE, December 31, 2000                                             6,715,050    6,139,307    (270,000)

Acquisition of treasury stock                                           (240,000)          --    (324,000)

Net income                                                                    --           --          --
                                                                      ----------   ----------   ---------

BALANCE, December 31, 2001                                             6,475,050    6,139,307    (594,000)

Acquisition of treasury stock                                            (39,700)          --     (53,595)

Subsidiary acquisition of parent's common stock                       (2,160,001)          --          --

No par value stock issued for the acquisition of Ross & Associates,
   Inc., previously held as contingent shares                            112,000      151,200          --

Net income                                                                    --           --          --
                                                                      ----------   ----------   ---------

BALANCE, December 31, 2002                                             4,387,349   $6,290,507   $(647,595)
                                                                      ==========   ==========   =========

                                                                         Common         Retained
                                                                      Stock Held by     Earnings         Total
                                                                      Consolidated    (Accumulated   Stockholders'
                                                                        Subsidiary       Deficit)       Equity
                                                                      -------------   ------------   -------------
BALANCE, January 1, 2000                                               $        --    $(3,246,487)    $ 2,693,020

No par value stock issued for the acquisition of assets of Ross &
   Associates, Inc.                                                             --             --         186,300

No par value stock issued for the acquisition of assets of The
   Daniels Group Inc.                                                           --             --          13,500

Acquisition of treasury stock                                                   --             --        (270,000)

Net income                                                                      --      1,377,178       1,377,178
                                                                       -----------    -----------     -----------

BALANCE, December 31, 2000                                                      --     (1,869,309)      3,999,998

Acquisition of treasury stock                                                   --             --        (324,000)

Net income                                                                      --      1,188,380       1,188,380
                                                                       -----------    -----------     -----------

BALANCE, December 31, 2001                                                      --       (680,929)      4,864,378

Acquisition of treasury stock                                                   --             --         (53,595)

Subsidiary acquisition of parent's common stock                         (4,250,000)            --      (4,250,000)

No par value stock issued for the  acquisition of Ross & Associates,
   Inc., previously held as contingent shares                                   --             --         151,200

Net income                                                                      --      1,894,905       1,894,905
                                                                       -----------    -----------     -----------

BALANCE, December 31, 2002                                             $(4,250,000)   $ 1,213,976     $ 2,606,888
                                                                       ===========    ===========     ===========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                           2002           2001           2000
                                                                       ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                                        $ 49,619,803   $ 41,700,756   $ 32,585,528
   Interest received                                                        174,865        213,453         81,514
   Interest paid                                                           (328,185)      (170,984)      (150,706)
   Cash paid to suppliers and employees                                 (46,393,826)   (39,428,506)   (30,887,749)
   Payments to borrowers, net                                            (1,008,115)      (422,691)      (177,588)
   Settlements paid                                                          (5,000)    (1,363,009)    (1,120,036)
   Income taxes paid                                                     (1,148,738)      (473,500)       (37,113)
                                                                       ------------   ------------   ------------

      Net cash provided by operating activities                             910,804         55,519        293,850
                                                                       ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments from (advances to) employees                                      6,897         (7,583)       (11,600)
   Net decrease (increase) in deposits                                       58,940        (97,479)       (20,977)
   Purchases of property and equipment                                   (1,455,394)      (381,746)      (698,569)
   Purchase of interest-bearing deposit with bank, net of maturities       (100,000)            --       (100,000)
   Proceeds from disposition of property and equipment                           --             --          4,537

   Proceeds from interest-bearing deposits with bank                             --        225,000             --
                                                                       ------------   ------------   ------------

      Net cash used in investing activities                              (1,489,557)      (261,808)      (826,609)
                                                                       ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings on loan payable                               3,500,000        400,000             --
   Net proceeds from warehouse line of credit                             1,007,165      1,589,055        967,642
   Principal payments on borrowings                                        (175,000)            --         (4,646)
   Payment of capital lease obligation                                       (8,049)        (7,012)        (6,109)
   Acquisition of treasury stock                                            (53,595)      (324,000)      (270,000)
   Subsidiary's acquisition of the parent's common stock                 (4,250,000)            --             --

   Loan acquisition costs                                                   (81,500)            --             --
                                                                       ------------   ------------   ------------

      Net cash (used in) provided by financing activities                   (60,979)     1,658,043        686,887
                                                                       ------------   ------------   ------------

      Net (decrease) increase in cash                                      (639,732)     1,451,754        154,128

CASH, beginning of period                                                 2,333,012        881,258        727,130
                                                                       ------------   ------------   ------------

CASH, end of period                                                    $  1,693,280   $  2,333,012   $    881,258
                                                                       ============   ============   ============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                  2002          2001          2000
                                                                              -----------   -----------   -----------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                                 $ 1,894,905   $ 1,188,380   $ 1,377,178
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                                                372,200       313,211       273,628
      Amortization                                                                 60,151        94,721        81,664
      Bad debt on other receivables                                                37,435            --            --
      Gain on disposition of property and equipment                                    --            --        (4,537)
      Loss on abandonment of property and equipment                                   965         4,715            --
      (Increase) decrease in prepaid expenses and other assets                   (145,651)      106,226       (69,820)
      (Increase) decrease in receivables                                         (591,105)      390,764      (402,484)
      Increase in mortgage loans held for sale                                 (1,008,115)   (1,363,009)   (1,228,396)
      Increase (decrease) in accounts and notes (operating) payable and
         accrued expenses                                                         225,103      (646,277)       63,461
      (Decrease) increase in bank overdraft                                             -      (108,360)      108,360
      Increase in deferred mortgage fee income                                     31,960         5,671        35,885
      Increase (decrease) in reserves on deposits                                  13,639       (53,406)       58,911
      Increase in deferred income tax liability                                    79,178        63,022            --
      (Decrease) increase in current income tax liability                         (59,861)       59,861            --
                                                                              -----------   -----------   -----------

         Net cash provided by operating  activities                           $   910,804   $    55,519   $   293,850
                                                                              ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

As further discussed in Notes 1 and 17, as part of the acquisition of Ross & Associates, Inc. ("Ross"), the Company held 112,000 shares in escrow as "contingent" shares, pending the sole shareholder of Ross meeting the requirements set forth in the purchase agreement. The sole shareholder of Ross met the requirements and, in October 2002, the Company issued these shares, increasing common stock and goodwill by $151,200.

On September 1, 2000, Esslinger, Wooten & Maxwell, Inc. ("EWM"), purchased substantially all the assets of Ross & Associates, Inc. for $186,300 in stock of the Company. As a result of this acquisition, accounted for as a purchase, property and equipment of $46,875, accounts receivable of $41,500, and other assets of $97,925 were recorded.

On September 1, 2000, EWM acquired substantially all the assets of The Daniels Group, Inc. for $13,500 in stock of the Company. As a result of this acquisition, accounted for as a purchase, property and equipment totaling $13,500 was recorded.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          PRINCIPLES OF CONSOLIDATION AND COMBINATION

          The accompanying consolidated financial statements include the accounts of First Reserve, Inc. and its wholly-owned subsidiaries, Esslinger, Wooten & Maxwell, Inc. ("EWM"), First Reserve Realty, Inc. ("FRRI"), First Reserve Management, Inc., First Reserve Equities, Inc., Embassy Financial Services, Inc. ("Embassy"), Columbia Title of Florida, Inc. ("Columbia"), and First Reserve Insurance, Inc. (collectively, the "Company"). During 2000, the Company created a new subsidiary, First Reserve Insurance, Inc. ("FRINS"). The results of operations for FRINS are included in the consolidated statements of income for the period from September 13, 2000 to December 31, 2000.

          All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

          NATURE OF OPERATIONS

          EWM and FRRI are primarily engaged in the brokerage and management of residential and commercial real estate in South Florida. FRRI ceased operating in 1999 and became a dormant corporation.

          Embassy is a licensed residential mortgage lender that specializes in conventional, FHA, and VA first mortgages primarily in the South Florida area. Additionally, Embassy funds loans to be made in connection with its mortgage banking operations. Each loan is backed by a permanent loan "take-out commitment" from several national lenders of residential financing. The loans are purchased by the national lenders once permanent financing is secured. Embassy does not service these loans.

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

          First Reserve Management, Inc. and First Reserve Equities, Inc. were dormant corporations and were dissolved in 2000.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          BUSINESS COMBINATIONS

          On September 1, 2000, EWM acquired substantially all the assets of Ross & Associates, Inc. ("Ross"), in a business combination accounted for as a purchase. Ross was primarily engaged in the same activity as EWM. Under the terms of the agreement, Ross' sole shareholder received 138,000 shares of common stock of the Company on the date of the acquisition. An additional 112,000 "contingent" shares of common stock of the Company were to be issued pending future gross commission income to be generated by the former shareholder of Ross from January 1, 2001 to December 31, 2001. At December 31, 2001, the former shareholder of Ross had met the gross commission requirement. As further discussed in Note 16, an additional 112,000 shares of common stock of the Company were issued to Ross in October 2002 and goodwill in the amount of $151,200 was recorded for the year ended December 31, 2002. Based on recent trading of the Company's stock, the fair value of the Company's stock price on the acquisition date was $1.35 per share. The total cost of the acquisition, including the contingent shares, was $337,500. The results of operations for Ross are included in the consolidated statements of income for the period beginning September 1, 2000.

          On September 1, 2000, EWM acquired substantially all of the assets of The Daniels Group, Inc. ("Daniels"), in a business combination accounted for as a purchase. Daniels was primarily engaged in the same activity as EWM. Under the terms of the agreement, Daniels' sole shareholder received 10,000 shares of common stock of the Company on the date of the acquisition. Additional cash consideration to the former shareholder of Daniels may be paid, pending the achievement of certain commission levels during four separate one-year periods, ending on August 31, 2004. If these commission levels are not achieved during these four separate one-year periods, no additional cash consideration will be paid. Due to the contingent nature of this cash consideration, the Company will record this transaction as additional compensation to the former shareholder of Daniels achieving the required commission levels. Based on recent trading of the Company's stock, the fair value of the Company's stock price on the acquisition date was $1.35 per share. The total cost of the acquisition was approximately $13,500. The results of operations for Daniels are included in the consolidated statements of income for the period beginning September 1, 2000.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

          DIRECT ACQUISITION COSTS

          Direct acquisition costs are amortized on the straight-line method over five years. Amortization expense charged to operations for the years ended December 31, 2002, 2001, and 2000 was $13,399, $13,399,
          and $13,399, respectively.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          CASH AND CASH EQUIVALENTS

          For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents, excluding cash held in trust.

          INTEREST-BEARING DEPOSIT WITH BANK

          At December 31, 2002, interest-bearing deposit with bank consists of a certificate of deposit held at a financial institution bearing interest at 2.25% per annum. This certificate of deposit matures in March 2003.

          CASH HELD IN TRUST

          The Company maintains separately designated Trust accounts for home buyers' earnest money, property owners, tenants, and other third parties. The Company holds such funds until sold properties are closed and leases have expired. Funds are disbursed in accordance with the settlement instructions or rental management agreements. These funds are not recorded in the Company's financial statements as they are held in a fiduciary capacity. At December 31, 2002 and 2001, the Company held $8,705,531 and $7,109,038 of funds in trust, respectively.

          PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost and depreciated using straight-line and accelerated methods over the following estimated useful lives of the assets. Additions and improvements are capitalized, while routine repair and maintenance costs are expensed.

          Furniture and fixtures                 5 - 10 years
          Office equipment                       5 - 7 years
          Transportation equipment               5 years
          Leasehold improvements                 Shorter of the life of the
                                                 underlying lease or the
                                                 estimated useful life of the
                                                 improvement.
          Equipment held  under capital leases   Shorter of the life of the
                                                 underlying lease or the
                                                 estimated useful life of the
                                                 equipment.

          Depreciation expense charged to operations for the years ended December 31, 2002, 2001, and 2000, was $372,200, $313,211, and
          $273,628, respectively.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

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

          USE OF ESTIMATES

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          BUSINESS PROMOTION AND ADVERTISING

          Advertising and promotional costs are expensed as incurred. Total advertising and promotional expense for the years ended December 31, 2002, 2001, and 2000 was approximately $1,560,000, $1,600,000, and
          $1,300,000, respectively.

          NON-COMPETITION AND CONSULTING AGREEMENTS

          Costs related to non-competition agreements entered into as part of the Company's acquisition of the assets of Ross and Daniels are being amortized over the period of the respective agreements, which is five years. Amortization expense charged to operations for the years ended December 31, 2002, 2001, and 2000, amounted to $19,585, $19,585, and
          $6,528, respectively.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          LOAN COSTS

          The Company capitalizes loan costs and amortizes them over the terms of the respective loans. Amortization expense charged to operations for the years ended December 31, 2002, 2001, and 2000, amounted to $27,167, $0, and $0, respectively.

          COMPREHENSIVE INCOME

          The Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires disclosure of non-owner changes in stockholder's equity, and is defined as net income plus direct adjustments to stockholder's equity. The Company did not have any items of comprehensive income.

          RECLASSIFICATIONS

          Certain prior year balances have been reclassified to conform with current year's presentation.

          RECENT PRONOUNCEMENTS

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. The Company does not have any stock-based compensation arrangements. The adoption of this standard will not have an impact of the Company's financial condition or results of operations.

          In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS 146"), which supercedes Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity." SFAS 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard will not have an impact on the Company's financial condition or results of operations.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction," ("SFAS 145"). SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          RECENT PRONOUNCEMENTS (CONTINUED)

          SFAS 145 requires that gains or losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria of ABP Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" and is effective beginning after May 15, 2002. The adoption of this standard will not have an impact on the Company's financial condition or results of operations.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," ("SFAS 144"). SFAS 144 supercedes SFAS 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and APB Opinion No. 30. SFAS No. 144 retains the fundamental provisions of SFAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. The adoption of this standard will not have an impact on the Company's financial condition or results of operations.

          In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company does not expect the adoption of SFAS 143 to have an impact on the Company's financial condition or results of operations.

          Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). SFAS 142 changes the accounting for goodwill and other intangible assets. Under this standard, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to an annual impairment test. The Company will perform its annual impairment review during the second quarter of each year commencing in the second quarter of 2002. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of the reporting unit exceeds its estimated fair value. The Company's reporting units are generally consistent with the operating segments identified in Note 6 - Business Segment Information. The Company completed the annual impairment analysis for the real estate management and brokerage and title company segments during the second quarter of 2002, and determined that there was no goodwill impairment. The Company will routinely perform a detailed valuation analysis in connection with the application of this statement, which may result in future charges.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

NOTE 2 - RECEIVABLES

          Receivables consist primarily of open trade accounts that have not been reduced by an allowance for doubtful accounts, as management considers all receivables to be fully collectible.

NOTE 3 - MORTGAGE LOANS HELD FOR SALE

          Mortgage loans held for sale consist primarily of residential mortgage loans made in connection with Embassy's mortgage banking operations and are reported at the lower of cost or market value. The method used to determine this amount is the commitment price from the national lenders utilizing the individual loan method. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Each loan is fully backed by a permanent loan "take-out commitment" from several national lenders of residential financing. The mortgage loans are purchased by the national lenders once permanent financing is secured, usually within 30 days of original funding.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS, AND RELATED ADOPTION OF SFAS NO. 142

          The Company has accounted for the excess of the acquisition costs of certain subsidiaries over the fair value of identifiable assets as goodwill. Through December 31, 2001, this goodwill was being amortized over periods ranging from 15 to 40 years. Amortization expense charged to operations for the years ended December 31, 2002, 2001, and 2000, was $0, $61,737, and $61,737, respectively.

          As of December 31, 2002 and December 31, 2001, the Company's intangible assets and related accumulated amortization consisted of the following:

          Intangible assets not subject to amortization for periods after January 1, 2002:

                                      December 31, 2002                        December 31, 2001
                           --------------------------------------   --------------------------------------
                                         Accumulated                              Accumulated
                              Gross     Amortization       Net         Gross     Amortization       Net
                           ----------   ------------   ----------   ----------   ------------   ----------
          Goodwill         $1,591,415     $(215,293)   $1,376,122   $1,440,215     $(215,293)   $1,224,922

          Intangible assets subject to amortization:

          Non-compete
             agreement     $   97,925     $ (45,698)   $   52,227   $   97,925     $ (26,113)   $   71,812
          Direct
             acquisition
             costs             66,993       (59,574)        7,419       66,993       (46,175)       20,818
          Loan costs           81,500       (27,167)       54,333           --             --           --
                           ----------     ---------    ----------   ----------   -----------    ----------
          Total            $  246,418     $(132,439)   $  113,979   $  164,918     $ (72,288)   $   92,630
                           ==========     =========    ==========   ==========   ===========    ==========

          Intangible assets subject to amortization are included on the balance sheet as a component of deposits and other assets.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS, AND RELATED ADOPTION OF SFAS NO. 142 (CONTINUED)

          The following table sets forth reported net income and earnings per share, as adjusted to exclude goodwill amortization expense:

                                                     Year ended          Year ended          Year ended
                                                 December 31, 2002   December 31, 2001   December 31, 2000
                                                 -----------------   -----------------   -----------------
             Net income, as reported                 $1,894,905          $1,188,380          $1,377,178
             Goodwill amortization, net of tax               --              38,506              61,737
                                                     ----------          ----------          ----------

                Net income, as adjusted              $1,894,905          $1,226,886          $1,438,915
                                                     ==========          ==========          ==========

          Basic earnings per share:
             Net income, as reported                 $     0.37          $     0.18          $     0.20
             Goodwill amortization, net of tax               --               0.005                0.01
                                                     ----------          ----------          ----------

                Net income, as adjusted              $     0.37          $    0.185          $     0.21
                                                     ==========          ==========          ==========

          Diluted earnings per share:
             Net income, as reported                 $     0.36          $     0.18          $     0.20
             Goodwill amortization, net of tax               --               0.005                0.01
                                                     ----------          ----------          ----------

                Net income, as adjusted              $     0.36          $    0.185          $     0.21
                                                     ==========          ==========          ==========

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

               Commitment to Extend Credit

               The fair value of mortgage commitments (see Note 12) to extend credit is estimated by comparing Embassy's cost to acquire mortgages to the current price for similar mortgage loans, taking into account the terms of the commitments and creditworthiness of the counter parties. At December 31, 2002 and 2001, there were no commitments outstanding.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

               Notes Payable and Warehouse Line of Credit - Bank

               The fair values of the notes payable and warehouse line of credit (collectively, "notes payable") are estimated based upon current rates offered to the Company for debt of the same remaining maturities. Carrying amounts of the notes payable are reasonable estimates of their fair values.

               Capital Leases

               The carrying amounts of capital leases approximate their fair value.

          The estimated fair values of the Company's financial instruments at December 31, 2002 and 2001, were as follows:

                                                  December 31, 2002         December 31, 2001
                                               -----------------------   -----------------------
                                                Carrying      Fair        Carrying       Fair
                                                 Amount       Value        Amount        Value
                                               ----------   ----------   ----------   ----------
          Cash and cash equivalents            $1,693,280   $1,693,280   $2,333,012   $2,333,012
          Interest-bearing deposit with bank   $  100,000   $  100,000   $       --   $       --
          Mortgage loans held for sale         $4,430,140   $4,430,140   $3,422,025   $3,422,025
          Notes payable                        $8,609,544   $8,609,544   $4,277,379   $4,277,379
          Capital leases                       $    9,238   $    9,238   $   17,287   $   17,287

NOTE 6 - BUSINESS SEGMENT INFORMATION

          The Company's operations are principally managed on a product services basis and are comprised of five reportable segments: Esslinger, Wooten & Maxwell, Inc. ("EWM"), Embassy Financial Services, Inc. ("Embassy"), Columbia Title of Florida, Inc. ("Columbia"), First Reserve Insurance, Inc. ("FRINS"), and First Reserve, Inc. ("First Reserve"). EWM's product services consist of residential and commercial real estate brokerage and relocation services. Embassy's product services have been in the capacity of a mortgage lender and mortgage broker in the South Florida area, specializing in conventional, FHA, and VA mortgages. Columbia's product has been in the capacity of a title company. FRINS has been in the capacity of insurance broker. First Reserve's capacity has been as a holding company.

          Revenue, net income (loss), EBITDA, which is defined as earnings before interest, taxes, depreciation, and amortization, and identifiable assets for these segments are as follows:

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

NOTE 6 - BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                            Year ended December 31, 2002
                                    ----------------------------------------------------------------------------
                                    Esslinger,     Embassy      Columbia      First
                                     Wooten &     Financial     Title of     Reserve       First
                                     Maxwell,     Services,     Florida,    Insurance,   Reserve,
                                        Inc.         Inc.          Inc.        Inc.         Inc.        Total
                                    -----------   ----------   ----------   ----------   ---------   -----------
          Revenue                   $46,280,266   $1,890,067   $1,947,239    $32,457     $      --   $50,150,029
          EBITDA                    $ 3,692,952   $  118,560   $  182,760    $30,184     $(156,536)  $ 3,867,920
          Net income (loss)         $ 1,939,396   $  (32,594)  $   96,950    $18,826     $(127,673)  $ 1,894,905
          Identifiable
             assets at period end   $ 6,571,442   $4,733,097   $  475,304    $29,209     $ 235,357   $12,044,409

                                                            Year ended December 31, 2001
                                    ----------------------------------------------------------------------------
                                    Esslinger,     Embassy      Columbia      First
                                     Wooten &     Financial     Title of     Reserve       First
                                     Maxwell,     Services,     Florida,    Insurance,   Reserve,
                                        Inc.         Inc.          Inc.        Inc.         Inc.        Total
                                    -----------   ----------   ----------   ----------   ---------   -----------
          Revenue                   $37,555,259   $2,015,642   $1,704,810    $15,486     $      --   $41,291,197
          EBITDA                    $ 2,044,941   $  236,943   $  209,999    $11,757     $(119,448)  $ 2,384,192
          Net income (loss)         $   968,063   $   62,229   $  171,929    $ 7,082     $ (20,923)  $ 1,188,380
          Identifiable
             assets at period end   $ 5,506,278   $3,676,133   $  303,358    $17,726     $ 184,269   $ 9,687,764

                                                            Year ended December 31, 2000
                                    ----------------------------------------------------------------------------
                                    Esslinger,     Embassy      Columbia      First
                                     Wooten &     Financial     Title of     Reserve       First
                                     Maxwell,     Services,     Florida,    Insurance,   Reserve,
                                        Inc.         Inc.          Inc.        Inc.         Inc.        Total
                                    -----------   ----------   ----------   ----------   ---------   -----------
          Revenue                   $30,252,462   $1,493,631   $1,081,051     $2,070     $      --   $32,829,214
          EBITDA                    $ 1,890,985   $  164,313   $   58,875     $1,501     $(224,600)  $ 1,891,074
          Net income (loss)         $ 1,582,083   $   72,565   $   44,393     $1,501     $(323,364)  $ 1,377,178
          Identifiable
             asset at period end    $ 4,595,612   $2,420,673   $  232,447     $3,025     $ 269,073   $ 7,520,830

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2002, 2001, AND 2000

NOTE 7 - NOTES PAYABLE

          At December 31, 2002 and 2001, Embassy has warehouse lines of credit with a local bank totaling $5,000,000 and $3,500,000, respectively, to provide financing for mortgage loans that it originates. The lines of credit are collateralized by the mortgage loans held for sale. Advances on the lines of credit can only be drawn with evidence of a committed residential mortgage loan. The lines of credit cannot be used to fund any single residential mortgage in excess of $1,000,000. The notes are due on demand, bear interest ranging from prime less 3.75% to prime plus .5%, but no less than 4.5% (4.5% at December 31, 2002 and 2001), and are payable in monthly installments of interest only on the unpaid principal balance. Embassy had approximately $615,000 and $122,000 available for additional mortgage loan financing at December 31, 2002 and 2001, respectively.

          At December 31, 2002 and 2001, notes payable consisted of the following:

                                                                        December 31,   December 31,
                                                                           2002           2001
                                                                        ------------   ------------
          EWM's mortgage note payable with an unrelated third party, interest at 7.5% per year for the first year. After the
             first year, interest at the Wall Street Journal prime
             rate with a 12% ceiling and a 7.5% floor (7.5% at
             December 31, 2002), payable in interest only monthly
             installments, maturing in February 2007, secured by the
             underlying
             real estate.                                                 $400,000       $400,000

          EWM's mortgage note with an unrelated third party, interest at 7.5% per year for the first year. After the first
             year, interest at the Wall Street Journal prime rate
             with a 12% ceiling and a 7.5% floor (7.5% at December
             31, 2002), payable in interest only monthly
             installments, maturing on February 2007, secured by the
             underlying real estate.                                       500,000             --

          First Reserve's note payable with an unrelated third party lender, interest at 9.5% per year, payable in interest
             only monthly installments, principal due on January 31,
             2004, unsecured, personally guaranteed by a stockholder
             of the Company.                                               500,000        500,000


                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2002, 2001, AND 2000

NOTE  7 -  NOTES PAYABLE (CONTINUED)

                                                                            December 31,   December 31,
                                                                               2002           2001
                                                                            ------------   ------------
          EWM's note payable with a financial institution, interest
             at prime plus 1% per year, monthly installments of
             $25,000 principal, plus interest, plus additional
             interest of 2% per year from the closing date until the
             loan is paid in full, maturing in April 2004, secured
             by EWM's investment in First Reserve's stock, EWM's
             assets, as well as the common stock of First Reserve
             that is owned by the Company's two largest stockholders
             and personally guaranteed by one of these stockholders.          2,825,000            --
                                                                             ----------      --------
                                                                              4,225,000       900,000
          Less current portion                                                  300,000       400,000
                                                                             ----------      --------
                                                                             $3,925,000      $500,000
                                                                             ==========      ========

          Principal payments and amortized discount on the notes payable for the next five years and in the aggregate are as follows:

          2003      $  300,000
          2004       3,025,000
          2005              --
          2006              --
          2007         900,000
                    ----------
                    $4,225,000
                    ==========

          Total interest expense under these notes for the years ended December 31, 2002, 2001, and 2000, was approximately $380,000, $168,000, and
          $138,400, respectively.

NOTE 8 - CAPITAL LEASES

          During 1999, the Company entered into a lease of certain equipment under a capital lease expiring in the year 2003. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset and are included in net property and equipment. The assets are depreciated over the lesser of their estimated useful lives or the term of the lease. Depreciation of assets under capital leases is included in depreciation expense for the years ended December 31, 2002, 2001, and 2000.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2002, 2001, AND 2000

NOTE 8 - CAPITAL LEASES (CONTINUED)

          Minimum future lease payments under the capital lease for the next year andin the aggregate are as follows:

           2003                                                     $9,947

           Less amount representing interest                           709
                                                                    ------

              Present value of net minimum lease payment            $9,238
                                                                    ======

          Interest rate on the capitalized lease is 13.9% and is imputed based on the lower of the Company's incremental borrowing rate at the inception of the lease or the lessor's implicit rate of return. Imputed interest expense for the years ended December 31, 2002, 2001, and 2000, was approximately $1,900, $2,900, and $3,800, respectively.

NOTE 9 - EMPLOYMENT AGREEMENTS

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

          EWM has an employment agreement with the president of its Commercial Sales Division. This agreement provides for a base salary, commission, and bonus incentives based on real estate closings, and additional bonus and benefits at the discretion of the Company's Board of Directors. The term of the contract is for five years, expiring in April 2003, and may be terminated for cause. In the event of termination without cause, EWM is liable for all salary, payments, and benefits for the remaining term of the agreement.

          During 2001, Embassy entered into an agreement with an officer guaranteeing said officer a minimum salary during the first year of employment. This agreement was extended a second year.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2002, 2001, AND 2000

NOTE 9 - EMPLOYMENT AGREEMENTS (CONTINUED)

          Minimum future commitment under these employment agreements are as follows:

          2003      $761,456
          2004       229,862
                    --------
                    $991,318
                    ========

          The total commitment, excluding incentives and bonuses, for the years ended December 31, 2002, 2001, and 2000 was $972,831, $791,230, and
          $770,516, respectively.

NOTE 10 - OPERATING LEASES

          The Company had entered into several real estate, automobile, and equipment leases accounted for as operating leases. These leases expire in various years through 2009. As a result of the mergers with Ross and Daniels, the Company assumed operating lease agreements expiring at various dates.

          Certain of the real estate leases are subject to annual escalation based on a Price Index, annual increases in operating expenses, or a fixed percentage increase.

          Minimum future lease payments under all operating leases for the next five years and in the aggregate are as follows:

          Years ending
          December 31,
          ------------
              2003       $1,625,215
              2004        1,391,811
              2005        1,200,935
              2006          564,238
              2007          514,384
           Thereafter     1,194,841
                         ----------
                         $6,491,424
                         ==========

          Rent expense under these leases for the years ended December 31, 2002, 2001, and 2000 was approximately $1,890,000, $1,720,000, and
          $1,300,000, respectively.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2002, 2001, AND 2000

NOTE 11 - NON-COMPETITION AND CONSULTING AGREEMENTS

          In connection with the acquisition of the assets of Ross and Daniels ("Sellers"), the Company entered into non-competition, consulting, and cooperation agreements that expire at various dates through 2005. Future payments, as called for in the agreements, are contingent upon the fulfillment of the terms of these agreements by the sellers and provide for certain percentage payments of the net commission income of various sales office locations.

NOTE 12 - COMMITMENTS AND CONTINGENCIES WITH OFF-BALANCE SHEET RISK

          In February 2002, EWM entered into an exclusive marketing and sales management agreement with a Miami Beach developer to sell off the remaining unit inventory of two luxury beach-front condominium buildings in Miami Beach, Florida. The agreement is for a twelve-month period or until all the units are sold, but in no event prior to the payoff by the developer of its bank's construction loan. Under the terms of the agreement, EWM will become the exclusive agent for the buildings, will staff and support the buildings' sales center, and provide other marketing and advertising services. The developer will reimburse EWM for the cost of maintaining the sales center. EWM will earn a commission on each unit sold, as defined in the agreement. Additionally, the agreement has an incentive clause whereby EWM receives additional compensation if the units are sold within two separate specified time periods.

          EWM also entered into an exclusive marketing and sales management agreement with a South Florida developer to sell off the unit inventory of a residential and office development in South Florida. The agreement is in effect until all the residential units and office space is sold and closed. Under the terms of the agreement, EWM will become the exclusive agent for the development, will staff and support the development's sales center, and provide other marketing and advertising services. The developer will reimburse EWM for the cost of maintaining the sales center. EWM will earn a commission on each unit sold, as defined in the agreement. Additionally, the agreement has an incentive clause whereby EWM receives additional compensation if the units are sold within two separate specified time periods.

          EWM also entered into an exclusive marketing and sales agreement with another South Florida developer to sell off the unit inventory of a condominium development in South Florida. The agreement is in effect until all the units are sold. Under the terms of the agreement, EWM will become the exclusive agent for the development and provide other marketing and advertising services. EWM will earn a commission on each unit sold, as defined in the agreement.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2002, 2001, AND 2000

NOTE 12 - COMMITMENTS AND CONTINGENCIES WITH OFF-BALANCE SHEET RISK (CONTINUED)

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

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Loan applications must be approved by the Company's underwriting department, before a commitment is issued, for compliance with underwriting criteria of the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), or other investors. There were no commitments outstanding at December 31, 2002 and 2001.

          Embassy customarily sells, without recourse, all of its mortgage loans to various party lenders. Embassy does not engage in any direct efforts to manage the interest rate risk associated with the time a loan is originated to the time it is sold to the third party lender. However, prior to making a loan, Embassy locks the interest rate with the lender. Since loans are sold within 30 days of funding, management believes any interest rate fluctuations during this period would not be material to the financial statements.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

NOTE 13 - CONCENTRATIONS OF CREDIT RISK

          At December 31, 2002, Embassy obtained permanent loan "take-out commitments" from two national lenders of residential financing in the amount $4,298,290. At December 31, 2001, Embassy obtained a permanent loan "take-out commitment" from one national lender in the amount of $3,422,025, comprising of 97% and 100% of Embassy's loans held for sale, respectively.

          Embassy sold 73% of its loans held for sale to three national lenders. Management believes that the risk associated with these loans is reduced because each loan is backed by a permanent loan "take-out commitment" from these lenders prior to originating the loan.

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

NOTE 14 - INCOME TAXES

          Provision (benefit) is made for the tax effects of timing differences as described in Note 1. The provision for income taxes for the years ended December 31, 2002, 2001, and 2000, is based upon current statutory rates and is summarized as follows:

                            December 31, 2002
                    ----------------------------------
                     Current     Deferred     Total
                    ----------   --------   ----------
          Florida   $  158,494    $11,573   $  170,067
          Federal      923,411     67,605      991,016
                    ----------    -------   ----------
                    $1,081,905    $79,178   $1,161,083
                    ==========    =======   ==========

                          December 31, 2001
                    ------------------------------
                    Current    Deferred    Total
                    --------   --------   --------
          Florida   $ 85,944    $ 9,082   $ 95,026
          Federal    467,930     53,940    521,870
                    --------    -------   --------

                    $553,874    $63,022   $616,896
                    ========    =======   ========

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

NOTE 14 - INCOME TAXES (CONTINUED)

                         December 31, 2000
                    ----------------------------
                    Current   Deferred    Total
                    -------   --------   -------
          Florida   $    25      $--     $    25
          Federal    16,337       --      16,337
                    -------      ---     -------
                    $16,362      $--     $16,362
                    =======      ===     =======

          Deferred tax assets have been provided for deductible temporary differences related to net operating losses. Deferred tax liabilities have been provided for taxable temporary differences related to accumulated depreciation and amortization. Deferred income taxes related to the following at December 31, 2002, 2001, and 2000:

                                                               December 31,
                                                     -------------------------------
                                                       2002        2001       2000
                                                     ---------   --------   --------
          Deferred tax assets (liabilities):
             Net operating loss                      $  46,621   $ 52,923   $ 63,334
             Non-compete agreement                      11,464      6,551        856
             Property and equipment                   (128,373)   (89,705)   (31,079)
             Goodwill                                  (71,912)   (32,791)   (10,821)
                                                     ---------   --------   --------
                                                      (142,200)   (63,022)    22,290
          Less valuation allowance                          --         --    (22,290)
                                                     ---------   --------   --------
                Net deferred tax asset (liability)   $(142,200)  $(63,022)  $     --
                                                     =========   ========   ========

          The provision for income taxes computed differed from the amount obtained by applying the federal and state statutory income tax rates to income before income taxes. The sources and tax effects of the difference are as follows:

                                                             December 31,
                                                  ---------------------------------
                                                     2002         2001       2000
                                                  ----------   --------   ---------
          Federal  and  state  statutory  rate
             applied  to  pre-tax income          $1,207,115   $619,900   $ 473,804
          Other                                      (46,032)    19,286    (167,936)
          Change in valuation allowance                   --    (22,290)   (289,506)
                                                  ----------   --------   ---------
                                                  $1,161,083   $616,896   $  16,362
                                                  ==========   ========   =========

          At December 31, 2002, the Company's net operating loss ("NOL") carryforwards for income tax purposes amounted to approximately $181,000, and are available to offset future taxable income through the year 2015. However, the amount of NOL that can be utilized is limited to approximately $9,000 per year.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

NOTE 15 - PROFIT SHARING PLAN

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

          For the years ended December 31, 2002, 2001, and 2000, employer contributions to the plan were $16,499, $19,203, and $14,583, respectively.

          The Company is deemed to be a controlled group under the Employee Retirement Income Security Act of 1974 ("ERISA") regulations. As such, all employees of all the subsidiaries of the Company, must be covered under the Plan.

NOTE 16 - LEGAL AND OTHER SETTLEMENTS

          In February 1995, the Company and a majority shareholder of the Company, as guarantor, entered into an agreement with an unrelated third party to guarantee that the Company would be responsible for certain portions of the obligations on a building managed by a subsidiary of the Company, First Reserve Equities, Inc., provided that such building was sold after December 31, 1995. In the event that the building was sold after 1995, the Company would be obligated to pay to the third party any shortfall between the net sales proceeds and the balance of the note owed on the building, up to a maximum of $1,000,000. The building was sold subsequent to December 31, 1995, but no notice had been given to the Company, nor had any collection proceedings been initiated against the Company until mid-1998. On July 13, 1998, a settlement agreement was reached with the third party in the amount of $1,200,000 covering the $1,000,000 guarantee and an additional $200,000 for paying late. The Company paid $250,000 on the date the agreement was signed and the remaining balance of $950,000 was financed under a promissory note over four years bearing no interest.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

NOTE 16 - LEGAL AND OTHER SETTLEMENTS (CONTINUED)

          The $200,000 was treated as imputed interest and will be amortized over the life of the note under the interest method using an effective rate of 10.175%. For the years ended December 31, 2002, 2001, and 2000, total interest expense related to this note amounted to $0, $17,310, and $51,448, respectively. The Company paid off this note at a discount in July 2001, which resulted in a gain of $8,137.

          Also, included in general and administrative expenses are costs incurred by EWM in settling various disputes arising with customers or tenants in the ordinary course of business. These costs amounted to $5,000, $0, and $0 for the years ended December 31, 2002, 2001, and 2000.

NOTE 17 - STOCKHOLDERS' EQUITY

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

          WARRANTS

          During 1998, the Company reissued 1,000,000 warrants ("new warrants") to a majority shareholder in exchange for 1,000,000 warrants previously issued by the Company on November 30, 1997 ("original warrants"). These original warrants were issued as part of an agreement with the shareholder of the Company to convert preferred shares and accrued dividends into common shares. The original warrants were exercisable from the date of issuance and expire on November 30, 2002. No other consideration was given to the Company for these warrants. The original warrants were canceled and new warrants were issued on August 31, 1998. All terms and conditions of the original warrants remained the same with the exception of the expiration date, which was changed from November 30, 2002 to August 31, 2003.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

NOTE 17 - STOCKHOLDERS' EQUITY (CONTINUED)

          WARRANTS (CONTINUED)

          The first warrant grants this majority shareholder the right to purchase 500,000 shares of the Company's common stock at the initial exercise price of $3 per share. The second warrant grants the same majority shareholder the right to purchase another 500,000 shares of the Company's common stock at the initial exercise price of $3.50 per share. The warrants are valid, beginning on August 31, 1998, for a period of five years and expire on August 31, 2003. These warrants were cancelled in 2002 as a result of EWM's purchase of First Reserve stock.

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

          The following is a summary of the activity of the Company's warrants for the years ended December 31, 2001, and 2000:

                                                                    Year ended
                                                             December 31, 2001
                                                        --------------------------
                                                                       Weighted
                                                        Number of     Average of
                                                         Warrants   Exercise Price
                                                        ---------   --------------
          Outstanding at beginning of year              1,000,000       $2.77
          Granted                                              --       $  --
          Canceled                                             --       $  --
          Exercised                                            --       $  --
                                                        ---------       -----
          Outstanding at end of year                    1,000,000       $2.77
                                                        =========       =====
          Exercisable at end of year                    1,000,000
                                                        =========

             Weighted  average fair value of warrants
                outstanding at December 31, 2001                        $ .42
                                                                        =====

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

NOTE 17 - STOCKHOLDERS' EQUITY (CONTINUED)

          WARRANTS (CONTINUED)

                                                                Year ended
                                                            December 31, 2000
                                                        --------------------------
                                                                       Weighted
                                                        Number of     Average of
                                                        Warrants    Exercise Price
                                                        ---------   --------------
          Outstanding at beginning of year              1,000,000        $2.77
          Granted                                              --        $  --
          Canceled                                             --        $  --
          Exercised                                            --        $  --
                                                        ---------         ---
          Outstanding at end of year                    1,000,000        $2.77
                                                        =========        =====
          Exercisable at end of year                    1,000,000
                                                        =========
             Weighted  average fair value of warrants
                outstanding  at December 31, 2000                        $ .47
                                                                         =====

          The weighted average fair value was estimated using the Black-Scholes option pricing model based on the weighted average market price at date of grant of $1.35 and $1.35 for 2001 and 2000, respectively. The following assumptions were used to estimate fair value of the options for 2001 and 2000, risk-free interest rate of 5.2%, expected volatility of 80%, and an estimated life of the options of five years.

          The following is a summary of the status of the stock warrants outstanding at:

                                  December 31, 2000
                                ---------------------
                                                        Weighted
                                   Weighted Average     Average
                    Number      Remaining Contractual   Exercise      Number
          Price   Outstanding           Life             Price      Exercisable
          -----   -----------   ---------------------   --------    -----------
          $2.57      500,000          1.7 years           $2.57       500,000
          $2.96      500,000          1.7 years           $2.96       500,000
                   ---------
                   1,000,000                              $2.77
                   =========

                                  December 31, 2000
                                ---------------------
                                                        Weighted
                                   Weighted Average     Average
                    Number      Remaining Contractual   Exercise      Number
          Price   Outstanding           Life             Price      Exercisable
          -----   -----------   ---------------------   --------    -----------
          $2.57      500,000          2.7 years           $2.57       500,000
          $2.96      500,000          2.7 years           $2.96       500,000
                   ---------
                   1,000,000                              $2.77
                   =========

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

NOTE 17 - STOCKHOLDERS' EQUITY (CONTINUED)

          CONTINGENT SHARES

          Under the terms of the September 1, 2000 asset acquisition agreement between EWM and Ross, the sole shareholder of Ross would receive an additional 112,000 "contingent" shares of common stock of the Company, pending future gross commission income to be generated by the sole shareholder of Ross over a 12-month "review" period, beginning January 1, 2001. The former shareholder of Ross met the gross commission income requirements stated in the agreement. These shares were issued October 3, 2002. As a result, the Company recorded common stock and goodwill in the amount of $151,200 or $1.35 per share, which was the fair value per share at the time the conditions were met. These shares are included in the basic earnings per share calculation.

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

          In April 2002, the Company purchased 39,700 shares of common stock from a shareholder at $1.35 per share for a total purchase price of $53,595.

NOTE 18 - EARNINGS PER SHARE

          Basic earnings per share ("EPS") was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS were determined on the assumption that the contingent shares were exercised at the beginning of the period, or at time of issuance, if later.

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

NOTE 18 - EARNINGS PER SHARE (CONTINUED)

          The following is the calculation of earnings per share for the years ended December 31, 2002, 2001, and 2000:

                                                             Year ended     Year ended     Year ended
                                                            December 31,   December 31,   December 31,
                                                                2002           2001           2000
                                                            ------------   ------------   ------------
          Basic earnings per common share:
             Numerator
                Net income before extraordinary items
                   applicable to common stockholders         $1,894,905     $1,188,380     $1,377,178
                Extraordinary items, net                             --             --             --
                                                             ----------     ----------     ----------

                Income applicable to common stockholders     $1,894,905     $1,188,380     $1,377,178
                                                             ==========     ==========     ==========

             Denominator
                Weighted average common shares                5,103,315      6,633,858      6,768,847
                                                             ==========     ==========     ==========

                   Basic EPS                                 $     0.37     $     0.18     $     0.20
                                                             ==========     ==========     ==========

          Diluted earnings per common share:
             Numerator
                Net income before extraordinary items
                   applicable to common stockholders         $1,894,905     $1,188,380     $1,377,178
                Extraordinary items, net                             --             --             --
                                                             ----------     ----------     ----------

                Income applicable to common stockholders     $1,894,905     $1,188,380     $1,377,178
                                                             ==========     ==========     ==========

             Denominator
                Weighted average common shares                5,103,315      6,633,858      6,768,847
                Weighted average contingent common shares       149,651            307             --
                                                             ----------     ----------     ----------

                   Total                                      5,252,966      6,634,165      6,768,847
                                                             ==========     ==========     ==========

                   Diluted EPS                               $     0.36     $     0.18     $     0.20
                                                             ==========     ==========     ==========

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

NOTE 18 - EARNINGS PER SHARE (CONTINUED)

          For the years ended December 31, 2001 and 2000, warrants to purchase 500,000 shares of common stock at $2.58 and $2.58 per share, respectively, and 500,000 shares of common stock at $2.99 and $2.98 per share, respectively, were outstanding, but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. As a result of EWM's acquisition of First Reserve's stock, these warrants were cancelled during 2002.

          The former shareholder has the option to purchase, on or before June 30, 2007, up to 5% of the then-outstanding shares of common stock of the Company at a purchase price equal to 90% of the fair market value of the shares. For the year ended December 31, 2002, this option amounted to 219,367 shares of common stock at $1.77 per share, which is included in the computation of diluted EPS.

NOTE 19 - RELATED PARTY TRANSACTIONS

          Related parties consist of entities associated by common ownership or controlled by officers or directors of the Company.

          EWM rents an office building from a corporation owned by a minority shareholder. The lease is on a month-to-month basis and calls for a monthly rent of $6,440.

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

                      FIRST RESERVE, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

NOTE 19 - RELATED PARTY TRANSACTIONS (CONTINUED)

          EWM receives referral fee income from a corporation owned by two shareholders of the Company. These fees are net of commissions and other expenses incurred from listings referred to EWM by this corporation.

          The Company had the following balances and transactions with related parties for the years ended December 31, 2002, 2001, and 2000:

                                                 Year ended          Year ended          Year ended
                                             December 31, 2002   December 31, 2001   December 31, 2000
                                             -----------------   -----------------   -----------------
          Prepaid and other current assets        $ 85,000            $ 25,000            $ 15,000
          Revenues                                $ 23,846            $ 22,037            $ 28,438
          Other income                            $ 60,000            $ 60,000            $ 60,000
          Expenses                                $298,071            $348,119            $274,165

NOTE 20 - UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF INCOME

          The assets and liabilities of Ross and Daniels (the "acquired companies"), are reflected in the accompanying consolidated financial statements. The results of operations of the acquired companies are included in the consolidated results from September 1, 2000 for Ross and Daniels. The following pro forma consolidated statement of income gives effect to the acquisitions of all of the outstanding shares of Ross and Daniels as if they had occurred on January 1, 2000 after giving effect to certain adjustments, including increased amortization of goodwill generated from the acquisitions. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable.

          This unaudited pro forma consolidated information does not purport to represent what the actual results of operations would have been assuming the acquisitions had taken place on the dates assumed above, nor do they purport to predict the results of operations in future periods:

                                           Year ended
                                       December 31, 2000
                                       -----------------
          Total revenue                   $33,567,735
                                          ===========

          Net income                      $ 1,298,652
                                          ===========

          Earnings per share:
             Basic                        $      0.19
                                          ===========
             Weighted average shares        6,768,847
                                          ===========
             Diluted                      $      0.19
                                          ===========
             Weighted average shares        6,768,847
                                          ===========

                    FIRST RESERVE, INC. AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2002, 2001, AND 2000

NOTE 21 - SELECTED QUARTERLY DATA (UNAUDITED)

          Following is a summary of the Company's quarterly results of operations for the years ended December 31, 2002, 2001, and 2000. Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") is defined as net income (loss) before income taxes, interest expense, depreciation, and amortization.

                                          First        Second         Third        Fourth
                                         Quarter       Quarter       Quarter       Quarter        Year
                                       -----------   -----------   -----------   -----------   -----------
          Calendar Year 2002
             Revenues                  $10,482,070   $14,810,897   $12,539,384   $12,317,678   $50,150,029
             EBITDA                    $   341,305   $ 1,458,749   $ 1,064,659   $ 1,003,207   $ 3,867,920
             Operating income (loss)   $   174,610   $ 1,300,868   $   891,111   $   819,072   $ 3,185,661
             Net income (loss)         $   102,024   $   827,725   $   494,711   $   470,445   $ 1,894,905

          Earnings per share:
             Basic                     $      0.02   $      0.16   $      0.11   $      0.11   $      0.37
                                       ===========   ===========   ===========   ===========   ===========
             Weighted average shares     6,475,050     5,083,554     4,387,349     4,387,349     5,103,315
                                       ===========   ===========   ===========   ===========   ===========
             Diluted                   $      0.02   $      0.16   $      0.11   $      0.10   $      0.36
                                       ===========   ===========   ===========   ===========   ===========
             Weighted average shares     6,587,050     5,242,655     4,606,716     4,611,830     5,252,966
                                       ===========   ===========   ===========   ===========   ===========

                                          First        Second        Third        Fourth
                                         Quarter      Quarter       Quarter       Quarter       Year
                                       ----------   -----------   -----------   ----------   -----------
          Calendar Year 2001
             Revenues                  $9,512,420   $10,917,062   $11,076,229   $9,785,486   $41,291,197
             EBITDA                    $  342,092   $ 1,039,925   $   739,345   $  262,830   $ 2,384,192
             Operating income (loss)   $  197,683   $   853,197   $   556,311   $   85,902   $ 1,693,093
             Net income (loss)         $  171,876   $   549,562   $   388,373   $   78,569   $ 1,188,380

          Earnings per share:
             Basic                     $     0.03   $      0.08   $      0.06   $     0.01   $      0.18
                                       ==========   ===========   ===========   ==========   ===========
             Weighted average shares    6,694,772    6,690,050      6,674,778    6,535,920     6,633,858
                                       ==========   ===========   ===========   ==========   ===========
             Diluted                   $     0.03   $      0.08   $      0.06   $     0.01   $      0.18
                                       ==========   ===========   ===========   ==========   ===========
             Weighted average shares    6,806,772    6,690,050      6,674,778    6,537,137     6,634,165
                                       ==========   ===========   ===========   ==========   ===========

                    FIRST RESERVE, INC. AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2002, 2001, AND 2000

NOTE 21 - SELECTED QUARTERLY DATA (UNAUDITED) (CONTINUED)

                                          First       Second       Third        Fourth
                                         Quarter      Quarter     Quarter       Quarter       Year
                                       ----------   ----------   ----------   ----------   -----------
          Calendar Year 2000
             Revenues                  $5,860,272   $9,463,680   $8,140,384   $9,364,878   $32,829,214
             EBITDA                    $  (52,450)  $  873,400   $  630,241   $  439,883   $ 1,891,074
             Operating income (loss)   $ (149,772)  $  755,586   $  504,264   $  275,651   $ 1,385,729
             Net income (loss)         $ (158,803)  $  740,502   $  490,502   $  304,977   $ 1,377,178

          Earnings per share:
             Basic                     $    (0.02)  $     0.11   $     0.07   $     0.04   $      0.20
                                       ==========   ==========   ==========   ==========   ===========
             Weighted average shares    6,767,050    6,767,050    6,783,314    6,768,847     6,768,847
                                       ==========   ==========   ==========   ==========   ===========
             Diluted                   $    (0.02)  $     0.11   $     0.07   $     0.04   $      0.20
                                       ==========   ==========   ==========   ==========   ===========
             Weighted average shares    6,767,050    6,767,050    6,783,314    6,768,847     6,768,847
                                       ==========   ==========   ==========   ==========   ===========

NOTE 22 - REGULATORY MATTERS

          HUD Requirements

          Embassy is a nonsupervised loan correspondent for purposes of the U.S. Department of Housing and Urban Development ("HUD"). As such, 24 - CFR
          Part 202 of the HUD handbook requires Embassy to have an Adjusted Net Worth of at least $100,000 Embassy is in compliance with this requirement.

          State of Florida Requirements

          On July 1, 1999, Embassy became a licensed mortgage lender under Chapter 494 of the State of Florida. As such, Embassy is required to have a minimum net worth of $250,000. Embassy is in compliance with this requirement.

NOTE 23 - SUBSEQUENT EVENT

          On January 24, 2003, EWM acquired for $26,150, 15,000 Class A units of Residence, LLC, a real estate magazine publisher, which will enable the Company to advertise its listing nationwide.

          Subsequent to the year end, EWM acquired a minority interest in the RELO(R) Network for $75,000. The RELO(R) Network is the nation's largest relocation organization. It will provide EWM with membership in the RELO(R) Network's nationwide network of over 700 other suppliers of relocation services

                                  EXHIBIT INDEX

Exhibit No.                              Description
-----------   ------------------------------------------------------------------

21            Subsidiaries of the registrant.

23.1          Consent of McClain and Company, L.C.

99.1 Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Executive Officer of the Company.

99.2 Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Principal Financial Officer of the Company.