Form 10-Q
period 2003-03-31
FIRST RESERVE INC
filed 2003-05-14
CIK 1060846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 0-28067

FIRST RESERVE, INC.

(Exact name of registrant as specified in its charter)

Florida	86-0740730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1360 South Dixie Highway, Coral Gables, FL	33146
(Address of principal executive offices)	(Zip Code)

(305) 667-8871

Issuer’s Telephone Number, Including Area Code:

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes  ☐    No

As of May 9, 2003, 6,547,350 shares of the Registrant’s Common Stock, no par value per share, were outstanding.

FIRST RESERVE, INC. AND SUBSIDIARIES

ii

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Immediately following the signature page in this Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein should be read in conjunction with our Condensed Consolidated Financial Statements, as of March 31, 2003, and the related notes to the Condensed Consolidated Financial Statements, along with our Consolidated Financial Statements as of December 31, 2002 and March 31, 2002, and the related Notes to Consolidated Financial Statements. Our Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S.

The financial information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refers to our continuing operations.

Comparison of Three Month Period Ended March 31, 2003 and 2002

Results of Operations

Revenues. Our revenues increased approximately 7.3% for the three-month period ended March 31, 2003, over those for the three-month period ended March 31, 2002. The percentage increase resulted from the following sources: (i) the operations of our new real estate offices in Coconut Grove (Miami) and Las Olas (Ft. Lauderdale); (ii) new condominium development sales; (iii) the operations of our existing sales offices; and (iv) title company operations.

Operating Expenses. Operating expenses increased to approximately $11.0 million for the three-month period ended March 31, 2003 versus $10.3 million for the three-month period ended March 31, 2002. The significant components of our operating expenses are: (i) commissions to real estate associates; (ii) officer and staff salaries; (iii) office rental costs; (iv) advertising expenses; (v) promotional expenses; and (vi) insurance. Our operating expenses also increased as a result of the costs incurred by the Company in connection with the pre-opening costs associated with the expansion of our Miami Beach, Las Olas and Key Biscayne sales offices, which is expected to be completed in 2003.

Interest. Interest income decreased from $39,588 for the three-month period ended March 31, 2002 to $35,709 for the three-month period ended March 31, 2003, primarily due to a decrease in applicable interest rates, lower average daily balances of unrestricted cash and our mortgage banking operations.

Net Income. We had net income of $114,492 for the three-month period ended March 31, 2003 as compared to net income of $102,024 for the three-month period ended March 31, 2002. This increase was primarily due to an increase in revenues from sales commissions arising from increased residential sales.

Liquidity and Capital Resources

Cash provided by operating activities was approximately $2.6 million for the three-month period ended March 31, 2003. This was primarily due to increases in revenues from sales commissions and a decrease in mortgage loans held for sale.

Cash used for investing activities was $358,837 for the three-month period ended March 31, 2003. This was primarily due to the purchases of property and equipment and investment in unconsolidated subsidiaries.

Cash used in financing activities was $2,304,711 for the three-month period ended March 31, 2003, principally due to a significant increase in net paydowns from our warehouse line of credit.

At March 31, 2003, we had long-term obligations payable of approximately $3.35 million. We also had a $5 million “warehouse” line of credit available to fund loans to be made in connection with the operations of our subsidiary, Embassy Financial Services, Inc. Each “warehouse” loan is fully backed by a permanent “take-out” loan commitment from a national institutional lender in residential financing. As of March 31, 2003, the balance of this “warehouse” line of credit was $2,157,024 with a corresponding asset of “mortgage loans held for sale” of $2,174,070. Current maturities of long-term debt due in 2003, exclusive of the “warehouse” line of credit, was $800,000.

At March 31, 2003, we had shareholder equity of $2,721,380. For the period ended March 31, 2003, working capital (current assets less current liabilities) decreased to $1,435,446, primarily as a result of an increase in current maturities of long-term debt, accounts payable and accrued expenses related thereto. The Company believes its current working capital will be sufficient to support its presently-contemplated strategy for the next 12 months.

We anticipate that the expansion of our Las Olas, Miami Beach and Key Biscayne offices will continue to increase opportunities to substantially increase our sales. We also anticipate that our mortgage, title and insurance businesses will continue to be profitable for the remainder of 2003 and will contribute to our cash flow and our overall financial performance.

Seasonality

Our operations are principally based on the residential real estate market in South Florida. These markets have historically been seasonal with generally higher sales in the second, third and fourth fiscal quarters. Therefore, the results of any interim period is not necessarily indicative of the results that might be expected during a full fiscal year.

Forward Looking Statements

From time to time, we make statements about our future results in this Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to: (i) the continued growth in the residential real estate market in South Florida; (ii) the general availability of home mortgage financing at favorable rates; (iii) continued positive economic climate in the U.S.; (iv) competition in our existing lines of business; and (v) our ability to obtain and maintain working capital, whether internally generated or from financing sources (on acceptable terms) in order to finance our growth strategy.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company, in its normal course of business, is exposed to interest rate changes as they relate to real estate mortgage loans and the effect of such mortgage rate changes. Additionally, the Company’s cash equivalents and short-term investments, if any, generally bear variable interest rates. Changes in the market rates of interest on short-term investments will affect the interest earned by the Company. Since the Company does not rely on its interest earnings on short-term investments to fund working capital needs, changes in these interest rates will not have an impact on the Company’s results of operations or working capital position.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and principal financial officers of the Company concluded that the Company’s disclosure controls and procedures were effective.

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

Date: May 14, 2003	FIRST RESERVE, INC.

	By:	/s/ RONALD A. SHUFFIELD
Ronald A. Shuffield, President and Principal Financial Officer

CERTIFICATIONS

I, Allen C. Harper, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First Reserve, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ ALLEN C. HARPER
Allen C. Harper Chairman and Chief Executive Officer

CERTIFICATIONS

I, Ronald A. Shuffield, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First Reserve, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ RONALD A. SHUFFIELD
Ronald A. Shuffield, President and Principal Financial Officer

FIRST RESERVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,600,664	$1,693,280
Interest-bearing deposit with bank	131,109	100,000
Receivables	1,185,969	1,000,656
Mortgage loans held for sale	2,174,070	4,430,140
Prepaid expenses and other	176,330	268,479
Note receivable	100,000	—

Total current assets	5,368,142	7,492,555

PROPERTY AND EQUIPMENT
Land	190,571	190,571
Building	829,097	829,097
Furniture and fixtures	1,524,216	1,477,468
Office equipment	1,025,089	983,210
Transportation equipment	20,000	20,000
Leasehold improvements	1,144,408	1,009,911
Equipment held under capital leases	35,730	35,730

	4,769,111	4,545,987
Less accumulated depreciation	(1,659,698)	(1,577,883)

Net property and equipment	3,109,413	2,968,104

OTHER ASSETS
Investments at cost	111,250	—
Goodwill, net	1,376,122	1,376,122
Deposits and other	180,533	207,628

Total other assets	1,667,905	1,583,750

Total assets	$10,145,460	$12,044,409

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

	March 31, 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$903,165	$556,230
Deferred mortgage fee income	52,983	96,256
Reserves on deposit	12,477	24,053
Warehouse line of credit—bank	2,157,024	4,384,544
Current portion of obligations under capital leases	7,047	9,238
Current maturities of long-term debt	800,000	300,000

Total current liabilities	3,932,696	5,370,321

LONG-TERM LIABILITIES
Notes payable	3,350,000	3,925,000
Deferred tax liability	141,384	142,200

Total long-term liabilities	3,491,384	4,067,200

Total liabilities	7,424,080	9,437,521

STOCKHOLDERS’ EQUITY
Common stock, no par value, 100,000,000 authorized shares, 7,027,050 shares issued and 6,547,350 outstanding at March 31, 2003 and December 31, 2002	6,290,507	6,290,507
Retained earnings	1,328,468	1,213,976

Less treasury stock, 479,700 common stock, no par value at cost at March 31, 2003 and December 31, 2002	(647,595)	(647,595)

	6,971,380	6,856,888
Less 2,160,001 common shares held by a consolidated subsidiary	(4,250,000)	(4,250,000)

Total stockholders’ equity	2,721,380	2,606,888

Total liabilities and stockholders’ equity	$10,145,460	$12,044,409

FIRST RESERVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND ACCUMULATED DEFICIT

	Three-month period ended March 31, 2003	Three-month period ended March 31, 2002
	(Unaudited)	(Unaudited)
REVENUES
Real estate management and brokerage	$10,408,182	$9,769,998
Mortgage	409,370	387,069
Title fees	421,033	318,543
Insurance	7,117	6,460

Total revenues	11,245,702	10,482,070

COSTS AND EXPENSES
Commissions, fees, and other incentives:
Real estate	7,026,581	6,810,320
Mortgage	217,491	149,160
Title	157,841	108,478
Insurance	—	—
General and administrative expenses	3,483,602	3,143,275
Depreciation and amortization	113,138	96,227

Total costs and expenses	10,998,653	10,307,460

Income from operations before income taxes and other income and expenses	247,049	174,610

OTHER INCOME AND (EXPENSES)
Interest income	35,709	39,588
Interest expense	(111,845)	(48,477)
Other income	15,000	30,880
Other expenses	(4,500)	—

Total other (expenses) and income	(65,636)	21,991

Income before income taxes	181,413	196,601
PROVISION FOR INCOME TAX	66,921	94,577

Net income	114,492	102,024
RETAINED EARNINGS (ACCUMULATED DEFICIT), beginning of period	1,213,976	(680,929)

RETAINED EARNINGS (ACCUMULATED DEFICIT), end of period	$1,328,468	$(578,905)

BASIC EARNINGS PER COMMON SHARE	$0.03	$0.02

WEIGHTED AVERAGE COMMON SHARES	4,387,349	6,475,050

DILUTED EARNINGS PER COMMON SHARE	$0.02	$0.02

WEIGHTED AVERAGE DILUTED COMMON SHARES	4,714,717	6,587,050

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

FIRST RESERVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Three-month period ended March 31, 2003	Three-month period ended March 31, 2002
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$11,005,540	$10,413,573
Interest received	36,332	39,588
Interest paid	(98,434)	(48,477)
Cash paid to suppliers and employees	(10,624,076)	(10,101,301)
Income taxes paid	—	(60,000)
Payments to borrowers, net	2,256,070	1,045,119
Rent received	—	15,880
Settlements paid	(4,500)	—

Net cash provided by operating activities	2,570,932	1,304,382

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments from (advances to) employees	10,874	(29,212)
Net decrease in deposits	8,661	97,800
Purchases of interest-bearing deposit with bank, net of maturities	(31,109)	—
Purchases of property and equipment	(236,013)	(1,058,868)
Investment in unconsolidated subsidiaries	(111,250)	—

Net cash used in investing activities	(358,837)	(990,280)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net pay downs from warehouse line of credit	(2,227,520)	(1,024,922)
Proceeds from borrowings	—	500,000
Payment of capital lease obligation	(2,191)	(1,910)
Principal payments on borrowings	(75,000)	—

Net cash used in financing activities	(2,304,711)	(526,832)

Net decrease in cash	(92,616)	(212,730)
CASH, beginning of period	1,693,280	2,333,012

CASH, end of period	$1,600,664	$2,120,282

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

FIRST RESERVE, INC. AND SUBISIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Three-month period ended March 31, 2003	Three-month period ended March 31, 2002
	(Unaudited)	(Unaudited)
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$114,492	$102,024
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	94,704	87,982
Amortization	18,434	8,245
Increase in accounts receivable	(185,313)	(111,243)
Decrease in mortgage loans held for sale	2,256,070	1,045,119
Increase in prepaid expenses and other assets	(18,725)	(5,861)
Decrease in reserves on deposit	(11,576)	(947)
Increase in accounts and notes (operating) payable and accrued expenses	286,170	162,793
Decrease in deferred mortgage fee income	(43,273)	(18,307)
(Decrease) increase in deferred income tax liability	(816)	26,009
Increase in current income tax liability	60,765	8,568

Net cash provided by operating activities	$2,570,932	$1,304,382

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

As further discussed in Note 6, a related party receivable in the amount of $100,000 was converted into a note receivable.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

FIRST RESERVE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements include the accounts of First Reserve, Inc. and its wholly-owned subsidiaries, Esslinger, Wooten & Maxwell, Inc. (“EWM”), First Reserve Realty, Inc. (“FRRI”), Embassy Financial Services, Inc. (“Embassy”), Columbia Title of Florida, Inc. (“Columbia”), and First Reserve Insurance, Inc., (collectively the “Company”).

In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of First Reserve, Inc. and Subsidiaries, as of March 31, 2003, and the results of their operations and cash flows for the periods ended March 31, 2003 and 2002. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-Q and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company’s Form 10-K annual report for 2002 filed with the Securities and Exchange Commission.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the notes to the consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2002.

NOTE 2—USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3—CASH HELD IN TRUST

The Company maintains separately designated trust accounts for home buyers’ earnest money, property owners, tenants, and other third parties. The Company holds such funds until sold properties are closed and leases have expired. Funds are disbursed in accordance with the settlement instructions or rental management agreements. These funds are not recorded in the Company’s financial statements as they are held in a fiduciary capacity. At March 31, 2003, the Company held $18,534,196 of funds in trust.

FIRST RESERVE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4—INVESTMENTS AT COST

On January 24, 2003, EWM acquired for $26,250, 15,000 Class A units of Residence, LLC (“Residence”), a Texas limited liability company. Residence is a real estate magazine publisher, which will enable the Company to advertise its listings nationwide. This investment is being carried at cost that does not exceed estimated realizable value.

On February 11, 2003, EWM acquired 10,000 shares of Realty Alliance, Inc. for $10,000. Realty Alliance, Inc. is a company owned by residential real estate companies. It provides networking resources to its members who are homeownership services providers. This investment is being carried at cost that does not exceed estimated realizable value.

On February 25, 2003, EWM acquired 3,000 shares in the RELO® Network for $75,000. The RELO® Network is the nation’s largest relocation organization. It provides EWM with membership in the RELO® Network’s nationwide network of over 700 other suppliers of relocation services. This investment is being carried at cost that does not exceed estimated realizable value.

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS AND RELATED ADOPTION OF SFAS NO. 142

Effective January 1, 2002, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for goodwill and other intangible assets. Under this standard, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to an annual impairment test. The Company will perform its annual impairment review during the second quarter of each year commencing in the second quarter of 2002. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of the reporting unit exceeds its estimated fair value. The Company’s reporting units are generally consistent with the operating segments identified in Note 11—Business Segment Information. The Company completed the annual impairment analysis for the real estate management, and brokerage and title company segments during the second quarter of 2002, and determined that there was no goodwill impairment. The Company will routinely perform a detailed valuation analysis in connection with the application of this statement, which may result in future charges.

FIRST RESERVE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS AND RELATED ADOPTION OF SFAS NO. 142 (CONTINUED)

As of March 31, 2003 and December 31, 2002, the Company’s intangible assets and related accumulated amortization consisted of the following:

Intangible assets not subject to amortization for periods after January 1, 2002:

	March 31, 2003			December 31, 2002
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$1,591,415	$(215,293)	$1,376,122	$1,591,415	$(215,293)	$1,376,122

Intangible assets subject to amortization:

Non-compete agreement	$97,925	$(50,594)	$47,331	$97,925	$(45,698)	$52,227
Direct acquisition costs	66,993	(62,924)	4,069	66,993	(59,574)	7,419
Loan costs	81,500	(37,355)	44,145	81,500	(27,167)	54,333

Total	$246,418	$(150,873)	$95,545	$246,418	$(132,439)	$113,979

Intangible assets subject to amortization are included on the balance sheet as a component of deposits and other assets.

NOTE 6—NOTE RECEIVABLE

On March 31, 2003, American Heritage Railways, Inc., a related party that operates the Durango Railroad, converted a $100,000 receivable into a note receivable bearing interest at 4.25%, interest to be prepaid for the next 12-month period on March 31, 2003, maturing on April 1, 2004.

NOTE 7—COMMITMENTS

During the quarter ended March 31, 2003, EWM adopted a bonus plan for its sales associates. Under the bonus plan, any associate who reaches a certain commission level for the January 1 to December 31 year will be paid a year-end bonus equal to an amount that will effectively increase the associate’s total earnings to a higher commission percentage for the entire year. To be eligible for the bonus, the associates must be actively licensed with EWM on December 31, 2003.

In March 2003, EWM entered into two separate exclusive marketing and sales management agreements with two South Florida developers to sell off the unit inventory of their respective residential developments in South Florida. The agreements are in effect until all the residential units are sold and closed.

FIRST RESERVE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7—COMMITMENTS (CONTINUED)

Under the terms of the agreements, EWM will be the exclusive agent for the developments, will staff and support the developments’ sales centers, and provide other marketing and advertising services. The developers will reimburse EWM for the cost of maintaining the sales centers. EWM will earn a commission on each unit sold, as defined in the agreements. Additionally, one of the agreements has an incentive clause whereby EWM receives additional compensation if the units are sold within a specified time period.

In February 2002, EWM entered into an exclusive marketing and sales management agreement with a Miami Beach developer to sell-off the remaining unit inventory of two luxury beach-front apartment buildings in Miami Beach. The agreement is for a twelve-month period or until all the units are sold, whichever comes first, but in no event prior to the payoff by the developer of its bank construction loan. Under the terms of the agreement, EWM will become the exclusive agent for the buildings, will staff and support the buildings’ sales center, and provide other marketing and advertising services. The developer will reimburse EWM for the cost of maintaining the sales center. EWM will earn a commission on each unit sold, as defined in the agreement. Additionally, the agreement has an incentive clause whereby EWM receives additional compensation if the units are sold within two separate specified time periods.

During 2002, EWM also entered into an exclusive marketing and sales management agreement with a South Florida developer to sell off the unit inventory of a residential and office development in South Florida. The agreement is in effect until all the residential units and office space is sold and closed. Under the terms of the agreement, EWM will become the exclusive agent for the development, will staff and support the development’s sales center, and provide other marketing and advertising services. The developer will reimburse EWM for the cost of maintaining the sales center. EWM will earn a commission on each unit sold, as defined in the agreement. Additionally, the agreement has an incentive clause whereby EWM receives additional compensation if the units are sold within two separate specified time periods.

During 2002, EWM also entered into an exclusive marketing and sales agreement with another South Florida developer to sell off the unit inventory of a condominium development in South Florida. The agreement is in effect until all the units are sold. Under the terms of the agreement, EWM will become the exclusive agent for the development and provide other marketing and advertising services. EWM will earn a commission on each unit sold, as defined in the agreement.

FIRST RESERVE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8—LEGAL AND OTHER SETTLEMENTS

Included in legal and other settlement amounts are costs incurred by Columbia in settling various disputes arising with customers or tenants in the ordinary course of business.

NOTE 9—STOCKHOLDERS’ EQUITY

On April 26, 2002, EWM acquired 1,778,825 shares of common stock of First Reserve, Inc. (its parent company) from a majority shareholder for $3,500,000. EWM also agreed to purchase an additional 127,059 shares for $250,000 in cash within 30 days of the original purchase date. In addition, EWM agreed to purchase the remaining shares owned by this stockholder, 254,117 shares for $500,000 in cash on or prior to June 30, 2002. The total purchase price of these shares was $4,250,000 or $1.97 per common share. EWM’s investment in the parent company is presented in the financial statements as a reduction of stockholders’ equity. As part of the agreement, the 1,000,000 stock warrants previously issued to this stockholder were cancelled. Under the new agreement, the former stockholder has the option to purchase, on or before June 30, 2007, up to 5% of the then-outstanding shares of common stock of the Company at a purchase price equal to 90% of the fair market value of the shares.

NOTE 10—EARNINGS PER SHARE

Basic earnings per share (“EPS”) were computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS were determined on the assumption that the contingent shares were exercised at the beginning of the period, or at time of issuance, if later.

The following is the calculation of earnings per share:

	Three-month period ended March 31, 2003	Three-month period ended March 31, 2002
Basic earnings per common share:
Numerator
Net income before extraordinary items applicable to common stockholders	$114,492	$102,024
Extraordinary items, net	—	—

Income applicable to common stockholders	$114,492	$102,024

Denominator
Weighted average common shares	4,387,349	6,475,050

Basic EPS	$0.03	$0.02

FIRST RESERVE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10—EARNING PER SHARE (CONTINUED)

	Three-month period ended March 31, 2003	Three-month period ended March 31, 2002
Diluted earnings per common share:
Numerator
Net income before extraordinary items applicable to common stockholders	$114,492	$102,024
Extraordinary items, net	—	—

Income applicable to common stockholders	$114,492	$102,024

Denominator
Weighted average common shares	4,714,717	6,587,050

Diluted EPS	$0.02	$0.02

For the three-month period ended March 31, 2002, warrants to purchase 500,000 shares of common stock at $2.54 per share, and 500,000 shares of common stock at $2.93 per share, were outstanding but were not included in the computation of diluted EPS because the warrants’ exercise price was greater than the average market price of the common shares. As a result of EWM’s acquisition of First Reserve’s shares, these warrants were cancelled (see Note 9). Under the new agreement this former shareholder has the option to purchase, on or before June 30, 2007, up to 5% of the then-outstanding shares of common stock of the Company at a purchase price equal to 90% of the fair market value of the shares. For the three-month period ended March 31, 2003, this option amounted to 219,367 shares of common stock at $1.77 per share, which is included in the computation of diluted EPS.

NOTE 11—BUSINESS SEGMENT INFORMATION

The Company’s operations are principally managed on a product services basis and are comprised of five reportable segments: Esslinger, Wooten & Maxwell, Inc. (“EWM”), Embassy Financial Services, Inc. (“Embassy”), Columbia Title of Florida, Inc. (“Columbia”), First Reserve Insurance, Inc. (“FRINS”), and First Reserve, Inc. EWM’s product services consist of residential and commercial real estate brokerage and relocation services. Embassy’s product services have been in the capacity of a mortgage lender and mortgage broker in the South Florida area, specializing in conventional, FHA, and VA mortgages. Columbia’s product has been in the capacity of a title company. FRINS has been in the capacity of insurance broker. First Reserve’s capacity has been as a holding company.

FIRST RESERVE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11—BUSINESS SEGMENT INFORMATION (CONTINUED)

Revenue, net income (loss) EBITDA, which is defined as earnings before interest, taxes, depreciation, and amortization, and identifiable assets for these segments are as follows:

	Three-month period ended March 31, 2003
	Esslinger, Wooten & Maxwell, Inc.	Embassy Financial Services, Inc.	Columbia Title of Florida, Inc.	First Reserve Insurance, Inc.	First Reserve, Inc.	Total
Revenue	$10,408,182	$409,370	$421,033	$7,117	$—	$11,245,702
EBITDA	$497,121	$(19,476)	$(9,613)	$6,829	$(68,465)	$406,396
Net income (loss)	$202,651	$(31,202)	$(8,749)	$4,259	$(52,467)	$114,492
Identifiable asset at period end	$7,059,510	$2,396,572	$458,329	$36,339	$194,710	$10,145,460

	Three-month period ended March 31, 2003
	Esslinger, Wooten & Maxwell, Inc.	Embassy Financial Services, Inc.	Columbia Title of Florida, Inc.	First Reserve Insurance, Inc.	First Reserve, Inc.	Total
Revenue	$9,769,998	$387,069	$318,543	$6,460	$—	$10,482,070
EBITDA	$523,644	$(29,965)	$(56,050)	$6,458	$(102,782)	$341,305
Net income (loss)	$256,012	$(44,488)	$(40,113)	$4,028	$(73,415)	$102,024
Identifiable asset at period end	$6,404,216	$2,581,942	$221,397	$9,185	$224,331	$9,441,071

NOTE 12—REGULATORY MATTERS

HUD Requirements

Embassy is a non-supervised loan correspondent for purposes of the U.S. Department of Housing and Urban Development (“HUD”). As such, 24-CFR Part 202 of the HUD handbook requires Embassy to have an Adjusted Net Worth of at least $113,000. Embassy is in compliance with this requirement.

State of Florida Requirements

Embassy is also a licensed mortgage lender under Chapter 494 of the State of Florida. As such, Embassy is required to have a minimum net worth of $250,000. Embassy is in compliance with this requirement.

FIRST RESERVE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13—RECLASSIFICATIONS

Certain prior period balances have been reclassified to conform with the current period’s presentation.

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Executive Officer of the Company.

99.2	Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Principal Financial Officer of the Company.